Form 10-Q
period 2013-06-30
WCI Communities, Inc.
filed 2013-08-20
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-36023

WCI COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0472098
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

24301 Walden Center Drive
Bonita Springs, Florida	34134
(Address of Principal Executive Offices)	(Zip Code)

(239) 947-2600

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Common shares outstanding as of August 20, 2013: 25,869,135

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                Unaudited Consolidated Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents	$34,532	$81,094
Restricted cash	6,953	10,875
Notes and accounts receivable	2,689	5,672
Real estate inventories	272,408	183,168
Property and equipment, net	24,179	24,313
Other assets	18,992	17,789
Income tax receivable	85	16,831
Goodwill	7,520	7,520
Total assets	$367,358	$347,262

Liabilities and Equity
Accounts payable and other liabilities	$44,564	$40,007
Customer deposits	22,244	15,921
Senior secured term notes	122,936	122,729
	189,744	178,657

Commitments and contingencies (Note 14)

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $.01 par value; 20,000 shares authorized,
Series A $.01 par value; 10,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Series B $.01 par value; 0 shares issued and outstanding at June 30, 2013; 1 share issued and outstanding at December 31, 2012	—	—
Common stock, $.01 par value; 150,000,000 shares authorized,
18,072,169 shares issued and 18,045,132 shares outstanding at June 30, 2013 and December 31, 2012	18	18
Additional paid-in capital	203,336	203,996
Accumulated deficit	(28,172)	(37,664)
Treasury stock, at cost, 27,037 shares at June 30, 2013 and December 31, 2012	(196)	(196)
Total WCI Communities, Inc. shareholders’ equity	174,986	166,154
Noncontrolling interest in consolidated joint ventures	2,628	2,451
Total equity	177,614	168,605
Total liabilities and equity	$367,358	$347,262

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenues
Homebuilding	$53,761	$21,835	$84,252	$31,456
Real estate services	23,962	21,806	40,391	38,674
Amenities	5,614	4,868	12,428	11,463
Total revenues	83,337	48,509	137,071	81,593

Cost of Sales
Homebuilding	36,973	15,260	57,629	23,417
Real estate services	22,074	20,568	38,106	37,045
Amenities	6,196	5,714	12,630	12,039
Total cost of sales	65,243	41,542	108,365	72,501

Gross margin	18,094	6,967	28,706	9,092

Other income	(1,011)	(363)	(1,220)	(1,168)
Selling, general and administrative	9,564	7,301	18,728	13,671
Interest expense	729	2,155	1,614	5,015
Expenses related to early repayment of debt	—	16,984	—	16,984
	9,282	26,077	19,122	34,502
Income (loss) from continuing operations before income taxes	8,812	(19,110)	9,584	(25,410)
Income tax benefit from continuing operations	—	937	85	937
Income (loss) from continuing operations	8,812	(18,173)	9,669	(24,473)
Income from discontinued operations, net of tax	—	188	—	101
Gain on sale of discontinued operations, net of tax	—	1,396	—	1,396
Net income (loss)	8,812	(16,589)	9,669	(22,976)
Net (loss) income from continuing operations attributable to noncontrolling interests	(94)	(131)	177	142
Net income (loss) attributable to WCI Communities, Inc.	8,906	(16,458)	9,492	(23,118)
Preferred stock dividend	(700)	—	(700)	—
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$8,206	$(16,458)	$8,792	$(23,118)

Basic earnings (loss) per share of WCI Communities, Inc.:
Continuing operations	$0.45	$(1.52)	$0.49	$(2.26)
Discontinued operations	—	0.13	—	0.14
Earnings (loss) per share	$0.45	$(1.39)	$0.49	$(2.12)
Diluted earnings (loss) per share of WCI Communities, Inc.:
Continuing operations	$0.45	$(1.52)	$0.49	$(2.26)
Discontinued operations	—	0.13	—	0.14
Earnings (loss) per share	$0.45	$(1.39)	$0.49	$(2.12)
Weighted average number of shares of common stock outstanding:
Basic	18,045	11,855	18,045	10,902
Diluted	18,084	11,855	18,074	10,902

Net income (loss) attributable to WCI Communities, Inc.:
Income (loss) from continuing operations	$8,906	$(18,042)	$9,492	$(24,615)
Income from discontinued operations	—	1,584	—	1,497
Net income (loss) attributable to WCI Communities, Inc.	$8,906	$(16,458)	$9,492	$(23,118)

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities
Net income (loss)	$9,669	$(22,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	278	162
Amortization of debt discounts	208	1,170
Expenses related to early repayment of debt	—	16,984
Non-cash addition to senior subordinated secured term loan for PIK interest	—	6,930
Depreciation	1,008	1,061
Provision for bad debts	247	316
Gain on sale of discontinued operations	—	(2,272)
Loss on sale of property and equipment	1	8
Non-cash long-term incentive compensation expense	1,991	—
Stock-based compensation expense	41	403
Changes in assets and liabilities:
Restricted cash	3,922	(4,371)
Notes and accounts receivable	2,735	(1,468)
Real estate inventories	(89,429)	(20,143)
Other assets	(1,672)	(19)
Income tax receivable	16,746	—
Accounts payable and other liabilities	2,987	1,731
Customer deposits	6,323	10,465
Net cash used in operating activities	(44,945)	(12,019)
Investing activities
Distribution of capital from unconsolidated joint venture	577	—
Additions to property and equipment	(875)	(544)
Proceeds from the sale of discontinued operations	—	4,632
Net cash (used in) provided by investing activities	(298)	4,088
Financing activities
Repayment on senior subordinated secured term loan	—	(162,412)
Debt issuance costs	(385)	(2,363)
Payments on community development district obligations	(234)	(450)
Payment of preferred stock dividend	(700)	—
Proceeds from the issuance of common stock	—	48,260
Proceeds from the issuance of senior secured term notes	—	122,500
Net cash (used in) provided by financing activities	(1,319)	5,535
Net decrease in cash and cash equivalents	(46,562)	(2,396)
Cash and cash equivalents at beginning of period	81,094	43,350
Cash and cash equivalents at end of period	$34,532	$40,954

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

WCI Communities, Inc. (the “Company”) is a lifestyle community developer and luxury homebuilder in several of Florida’s coastal markets. Our business is organized into three operating segments: homebuilding, real estate services, and amenities. Our homebuilding operations design, sell, and build single- and multi-family homes targeting move-up, second-home, and active adult buyers. Our real estate service businesses include real estate brokerage and title services. Our amenities operations own and operate golf courses and country clubs, marinas and resort-style amenity facilities within many of our communities.

On August 4, 2008, WCI’s predecessor company and certain subsidiaries (the “Debtors”) filed voluntary petitions for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. The Debtors filed a joint plan of reorganization (“Reorganization”), which was declared effective on September 3, 2009, and the Debtors emerged from bankruptcy on that date. In conjunction with the emergence from bankruptcy, the Company was formed as a holding company that owns 100% of the equity in WCI Communities, LLC and WCI Communities Management, LLC.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Registration Statement filing on Form S-1 (File No. 333-188866), as amended, made effective on July 24, 2013 (Note 19).

Unless the context otherwise requires, the terms “we”, “us”, “our”, and “the Company” refer to the Company.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”) as defined under ASC 810, Consolidation (“ASC 810”), but which the Company has the ability to exercise control. In accordance with ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”), the equity method of accounting is applied with respect to those investments in joint ventures which are not VIEs and the Company has either less than a controlling interest, substantive participating rights, or is not the primary beneficiary, as defined in ASC 810. All material intercompany balances and transactions are eliminated in consolidation.

The operations of the Company involve real estate development and sales and it is not possible to precisely measure the duration of the operating cycle of the Company. The consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice.

All share and per-share amounts of our common stock have been adjusted retroactively in the accompanying unaudited financial statements to reflect the stock split and new authorized share amount (Note 19).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from these estimates.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance, which is related to financial statement presentation only, is not expected to have a material effect on our consolidated financial position or results of operations.

3. Real Estate Inventories and Capitalized Interest

Real estate inventories consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Land and land improvements held for development or sale	$204,093	$140,048
Work in progress	42,440	18,943
Completed inventories	16,616	15,005
Investments in amenities	9,259	9,172
Total real estate inventories	$272,408	$183,168

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. The carrying value of land and land improvements held for sale was $1.8 million in both periods.

As of June 30, 2013 and December 31, 2012, single- and multi-family inventories represented approximately 89% and 84%, respectively, of total real estate inventories. In addition, as of June 30, 2013 and December 31, 2012, high-rise inventories represented approximately 8% and 11%, respectively, of total real estate inventories.

Capitalized interest is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Capitalized interest, beginning of period	$10,011	$2,831	$7,959	$1,014
Interest incurred	3,473	4,384	6,903	9,130
Interest expensed	(729)	(2,155)	(1,614)	(5,015)
Interest charged to cost of sales	(1,070)	(371)	(1,563)	(440)
Capitalized interest, end of period	$11,685	$4,689	$11,685	$4,689

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(In Years)	2013	2012
		(in thousands)

Land and improvements	10 to 15	$13,863	$13,922
Buildings and improvements	5 to 40	14,208	14,100
Furniture, fixtures, and equipment	2 to 15	5,205	4,757
		33,276	32,779
Less: accumulated depreciation		(9,097)	(8,466)
Property and equipment, net		$24,179	$24,313

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $22.0 million and $22.2 million as of June 30, 2013 and December 31, 2012, respectively.

5. Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Prepaid expenses	$5,158	$3,640
Initial public offering expenses	3,667	$—
Cash held by community development districts	3,104	3,518
Cash deposits for letters of credit and surety bonds	2,825	3,857
Debt issuance costs	2,390	2,282
Investment in unconsolidated joint ventures	—	700
Other	1,848	3,792
	$18,992	$17,789

6. Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures represent our ownership interest in real estate development and mortgage lending services, which are not considered VIEs, and are accounted for under the equity method, in accordance with ASC 323, when we have less than a controlling interest and significant influence, or are not the primary beneficiary, as defined in ASC 810. While we have a 51% ownership in Pelican Landing Timeshare Ventures, the noncontrolling interest has substantive participating rights relating to operating decisions of the venture and therefore, we account for our investment under the equity method.

At June 30, 2013 and December 31, 2012, our investments in unconsolidated joint ventures consisted of the following:

		Percentage of Ownership
		June 30,	December 31,
Name of Joint Venture	Description	2013	2012
Pelican Landing Timeshares Ventures (Pelican Landing)	Multi-family timeshare units - Bonita Springs, Florida	51.0%	51.0%

Florida Home Finance Group LLC (FHFG)	Mortgage banking operations	0.0%	49.9%

In conjunction with our Reorganization and in accordance with ASC 852, Reorganizations (“ASC 852”), we revalued our investments in unconsolidated subsidiaries to fair value, which resulted in our carrying value in Pelican Landing being written down to $0 and our carrying value in FHFG being increased by approximately $2.0 million. These fair values were determined primarily using a discounted cash flow model to value the underling net assets of the respective joint ventures. The Company records its investments in unconsolidated joint ventures in other assets in the accompanying unaudited consolidated balance sheets (Note 5).

The table below presents the Company’s equity in earnings from unconsolidated joint ventures for the three and six months ended June 30, 2013 and 2012, respectively, which is recorded in other income in the accompanying unaudited consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Equity in (earnings) loss from unconsolidated joint ventures	$19	$(98)	$41	$(127)

Our share of net earnings or losses is based upon our ownership interest. Pelican Landing incurred net losses for the years 2010 through 2012 and for the six months ended June 30, 2013; therefore, in accordance with ASC 323, we have discontinued applying the equity method for our share of the net losses, as Pelican Landing’s return to profitability is not assured. We may be required to make additional cash contributions to the joint ventures to avoid the loss of all or a portion of our interest in such ventures. Although our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint operations in the future.

The basis differences between the carrying value of our investments in each joint venture and the respective equity in the joint venture is primarily attributable to the discontinuation of the equity method for Pelican Landing and the fair value adjustments discussed above. At June 30, 2013 and December 31, 2012, our investment basis in the joint ventures is less than our ownership share of the capital on the partnerships’ books by $5.7 million and $6.1 million, respectively.

In April 2013, the FHFG joint venture was dissolved and liquidated and the Company received a cash payment of approximately $0.6 million, representing the return of its investment in the joint venture.  We accounted for the dissolution of our investment in FHFG in accordance with the guidance of ASC 860, Transfers and Servicing (“ASC 860”).

Aggregate condensed financial information of our unconsolidated joint ventures is summarized as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Assets
Real estate investments	$5,117	$5,285
Other assets	7,083	10,535
Total assets	$12,200	$15,820

Liabilities and partners’ capital
Total liabilities	$1,054	$2,474
Capital - other partners	5,462	6,553
Capital - the Company	5,684	6,793
Total liabilities and partners’ capital	$12,200	$15,820

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Combined results of operations
Revenues	$858	$1,731	$1,284	$3,322

Net (loss) income	$(291)	$118	$(879)	$(88)

7. Discontinued Operations

Under ASC 205-20, Discontinued Operations (“ASC 205-20”), our retained and operated amenities classified as assets held for sale qualify as discontinued operations and the respective results of operations are required to be reported separately from continuing operations. Accordingly, we have reported the results of operations of our discontinued operations, in the accompanying unaudited consolidated statements of operations.

The Company had no assets or liabilities of property held for sale at June 30, 2013 and December 31, 2012, in the accompanying unaudited consolidated balance sheet.

The results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Revenues	$—	$916	$—	$1,887
Income from discontinued operations	—	251	—	164
Gain on sale of facility		2,272		2,272
Income tax expense	—	(939)	—	(939)
Net loss from discontinued operations	$—	$1,584	$—	$1,497

8. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Accounts payable	$18,733	$14,630
Community development district obligations (Note 9)	9,256	9,680
Deferred income	5,965	7,114
Long-term incentive compensation liability (Note 16)	1,991	—
Warranty reserve (Note 10)	1,202	1,077
Accrued interest	499	676
Other	6,918	6,830
	$44,564	$40,007

9. Community Development District Obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. In connection with the development of certain communities, CDDs may utilize bond financing to fund construction or acquisition of certain on-site or off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy assessments and user fees on the properties benefiting by the improvements financed by the bond offerings. We pay a portion of the assessments and user fees levied by the CDDs on the properties we own that are benefited by the improvements. We may also agree to repay a specified portion of the bonds at the time of each unit or parcel closing.

The obligation to pay principal and interest on the bonds issued by the CDD is assigned to each parcel within the CDD. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured, and satisfied by revenues, fees, or assessments levied on the property benefited.

In connection with the development of certain of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. There are two primary types of bonds issued by the CDD, type “A” or “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation.

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $33.4 million and $35.2 million as of June 30, 2013 and December 31, 2012, respectively, which represent outstanding amounts payable from all landowners within our communities. The CDD bond obligations outstanding as of June 30, 2013, mature from 2014 to 2034. As of June 30, 2013 and December 31, 2012, we have recorded CDD bond obligations of $9.3 million and $9.7 million, respectively, net of debt discounts of approximately $1.9 million and $2.3 million, respectively, which represents the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

We record a liability related to the “A” bonds for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and the transfer of the property. We record a liability related to the “B” bonds, net of cash held by the districts that may be used to reduce our district obligations, for the full amount of the developer obligations that are fixed and determinable and user fees that are required to be paid at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessments paid by us at the time of closing of the property.

Our proportionate share of cash held by CDDs was $ 3.3 million and $3.7 million as of June 30, 2013 and December 31, 2012, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $3.1 million and $3.5 million as of June 30, 2013 and December 31, 2012, respectively, and was included in other assets on the accompanying unaudited consolidated balance sheets (Note 5). As of June 30, 2013 and December 31, 2012, cash related to the “B” bonds, which has a right of setoff, was $0.2 million and is recorded as a reduction of our CDD bond obligations.

In April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding.  Therefore, we are both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds.  In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities, (“ASC 405-20”), we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations.  As a result, $23.6 million of $24.0 million existing CDD obligation, which relates to the property owned by us, is not recorded as a CDD obligation on our unaudited consolidated balance sheets.  We intend to reissue and sell, all or a portion of, the $24.0 million of CDD bonds in the future and will record our proportionate share of the related CDD obligation at that time.

10. Warranty Reserves

The following table presents the activity related to our warranty reserves, which are included in accounts payable and other liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Warranty reserves, beginning of the period	$1,091	$752	$1,077	$840
Additions to reserves for new home deliveries(1)	279	104	$436	$137
Warranty costs paid	(141)	(77)	$(232)	$(198)
Adjustments related to pre-existing reserves(1)(2)	(27)	(4)	$(79)	$(4)
Warranty reserves, end of the period	$1,202	$775	$1,202	$775

(1)         The net effect of $252 and $100 for the three months ended June 30, 2013 and June 30, 2012, respectively, are included in homebuilding cost of sales on the accompanying unaudited consolidated statements of operations. The net effect of $357 and $133 for the six months ended June 30, 2013 and June 30, 2012, respectively, are included in homebuilding cost of sales on the accompanying unaudited consolidated statements of operations.

(2)         Adjustments related to pre-existing reserves relate to changes in our anticipated warranty payments on previously delivered homes.

11. Debt Obligations

Our senior secured term notes and other debt obligations consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Senior secured term notes due 2017	$122,936	$122,729
$10.0 million secured revolving credit facility due 2018	—	—
	$122,936	$122,729

In February 2013, we entered into a $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (“Town Center”) in Lee County, Florida. The loan is also secured by the rights to certain fees and charges that we are to receive as owner of the Town Center. The loan matures in February 2018. During the initial 36 months, the loan is structured as a revolving credit facility (the “Revolver Phase”), convertible to a term loan for the remaining 24 months (the “Term Phase”). Under the Revolver Phase, we may borrow and repay advances up to $10 million and have the right to issue letters of credit up to an aggregate amount of $5 million outstanding at any given time. The interest rate during the Revolver Phase is a variable rate per annum equal to the Bank’s Prime Rate plus 100 basis points, subject to a floor of 4.0%. The interest rate during the

Term Phase is a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term of five years plus 300 basis points, subject to a minimum rate of 5.0%. During the Revolver Phase, the Company is required to pay an annual renewal fee and a non-use fee equal to 25 basis points based on the average unfunded portion of the loan. There were no amounts drawn on the secured revolving credit facility at June 30, 2013.

In June 2012, we issued $125.0 million in principal amount of senior secured term notes (the “Notes”). The interest rate for the Notes is LIBOR plus 8.0%, subject to a 2.0% LIBOR floor, and is payable monthly in cash.  The Notes mature on May 15, 2017, and all or a portion of the outstanding principal balance may be prepaid at any time prior to maturity based on the following prepayment premium schedule:

•                  Year 1 — 102.0%

•                  Year 2 — 101.0%

•                  Year 3 and thereafter — 100.0%

The Notes were issued at a discount price of 98.0% and there was approximately $2.1 million and $2.3 million in unamortized discount at June 30, 2013 and December 31, 2012, respectively. The terms of the Notes permit us to incur additional borrowings of $25.0 - $40.0 million in the form of a secured revolving credit facility and additional term loans in an aggregate amount of $25.0 million. The Notes rank senior to all unsecured debt obligations of the Company and are guaranteed by our subsidiaries, excluding subsidiaries in our real estate services business and our joint ventures.

The Notes contain a requirement to maintain compliance with certain financial covenants which include (i) a minimum amount of shareholder equity, (ii) a minimum amount of liquidity, and (iii) a maximum net debt to total capitalization percentage.  As of June 30, 2013, the Company was in compliance with all of these covenants.

In August 2013, we refinanced all of the Notes with a portion of the proceeds from the issuance of $200.0 million in aggregate principal amount of 6.875% senior notes due 2021 (Note 19).

12. Fair Value Disclosures

ASC 820, Fair Value Measurements (“ASC 820”), as updated and amended by ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1 — Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2 — Fair value determined based on using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.

Level 3— Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The carrying values and estimated fair values of our financial liabilities were as follows, except for those for which the carrying values approximate fair values:

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Senior secured term notes	$122,936	$125,625	$122,729	$125,000
Community development district obligations	9,256	11,091	9,680	12,937

The estimated fair value of our variable rate debt and community development district obligations are derived from quoted market prices by independent dealers (Level 2).

As of December 31, 2012, there were no financial instruments—assets or liabilities—measured at fair value on a recurring or nonrecurring basis.

The majority of our nonfinancial assets, which includes real estate inventories and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain events occur, such that a nonfinancial asset is required to be evaluated for impairment, resulting asset impairment would require that the nonfinancial instrument be recorded at the lower of cost or fair value.

Our 2013 long-term incentive compensation liability is a nonfinancial liability that is required to be measured at fair value on a recurring basis in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). At June 30, 2013, the fair value of the 2013 long-term incentive compensation liability is $2.0 million. The estimated fair value of the 2013 long-term incentive compensation liability is derived from using a Monte Carlo simulations-based option pricing discounted cash flow model (Level 3).

The Company did not have any nonfinancial assets that were written down to fair value from impairments during the six months ended June 30, 2013 and June 30, 2012.

The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, income taxes receivable, accounts payable and other liabilities, and customer deposits approximate fair values.

13. Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, we evaluate our net deferred tax assets, including the benefit from net operating losses and certain tax credit carry forwards, to determine if a valuation allowance is required. We are required to establish a valuation allowance for any portion of the deferred tax asset we conclude is “more likely than not” to be unrealizable. Our assessment considers, among other things the nature, frequency and severity of our cumulative losses, forecasts of our future taxable income, the duration of statutory carry forward periods, our utilization experience with operating loss and tax credit carry forwards, and tax planning alternatives. Based on our assessment, we have recorded a full valuation allowance against all of our net deferred tax assets as of June 30, 2013. We utilized a portion of this deferred tax asset valuation allowance to fully offset the income tax provision related to our income from continuing operations of $9.5 million for the six months ended June 30, 2013. If we continue to generate taxable income in the future, subject to the limitations discussed below, we expect to be able to reduce our effective tax rate through a reduction in our valuation allowance.

In conjunction with our Reorganization, we underwent an ownership change as of December 31, 2008, and again upon emergence from bankruptcy on September 3, 2009. Internal Revenue Code Section 382 (“Section 382”) imposes an annual limitation on the use of operating losses and certain tax credit carry forwards existing at the effective date of the Reorganization. Section 382 also limits the recognition of built-in losses in existence as of the date of the ownership change to the extent the company is in an overall net unrealized built-in-loss position as of that date. Under Section 382, we were subject to approximately an $85,000 annual limitation as of December 31, 2008 and a $10.5 million annual limitation as of September 3, 2009 and we also are in a net unrealized built-in loss position as of both of these ownership change dates. As such, any built-in losses recognized in the five-year period following these ownership change dates are significantly limited.

14. Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third-party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2013 and December 31, 2012, we had $3.0 million and $4.5 million, respectively, annual letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $9.6 million and $8.4 million at June 30, 2013 and December 31, 2012, respectively, are typically outstanding over a period of approximately one to five years. Our estimated exposure on the outstanding surety bonds as of June 30, 2013 was approximately $3.6 million based on development remaining to be completed.

In accordance with various amenity and equity club documents, we operate the facilities until control of the amenities is transferred to the membership. In addition, we are required to fund the cost of constructing club facilities and acquiring related equipment and to support operating deficits prior to turnover. We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.

We may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business.

Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints, and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation.

Included in the legal actions noted above is one pending proceeding brought by a condominium association alleging construction defects and other matters. This pending proceeding was filed as a proof of claim in the Chapter 11 cases in February 2009 in an unliquidated amount. The Company asserted that all prepetition claims for construction defects were barred by the plan of reorganization and bankruptcy discharge, and therefore, any potential losses were determined not to be material to our financial statements. In May 2013, the condominium association received permission to file a state court action without violating the plan of reorganization and bankruptcy discharge. The Company has appealed and is vigorously defending this action. As a result of still being in the early stages of litigation, we are unable to estimate the amount of any potential loss.

15. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

Six Months Ended June 30, 2013

(in thousands)

							Additional			Non-
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Accumulated	Treasury	controlling
	Share	Amount	Share	Amount	Share	Amount	Capital	Deficit	Stock	Interests	Total

Balance at December 31, 2012	10	$—	—	$—	18,072	$18	$203,996	$(37,664)	$(196)	$2,451	$168,605
Net income	—	—	—	—	—	—		9,492	—	177	9,669
Unrealized loss on available-for- sale investments	—	—	—	—	—	—	—		—		—
Cash dividend paid to Series B preferred shareholder	—	—	—	—	—	—	(700)	—	—		(700)
Stock-based compensation	—	—	—	—	—	—	40	.	—		40
Balance at June 30, 2013	10	$—	—	$—	18,072	$18	$203,336	$(28,172)	$(196)	$2,628	$177,614

Six Months Ended June 30, 2012

(in thousands)

							Additional			Non-
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Accumulated	Treasury	controlling
	Share	Amount	Share	Amount	Share	Amount	Capital	Deficit	Stock	Interests	Total

Balance at December 31, 2011	10	$—	—	$—	9,958	$10	$154,552	$(88,487)	$(155)	$2,640	$68,560
Net (loss) income	—	—	—	—	—	—		(23,118)	—	142	(22,976)
Issuance of common stock	—	—	—	—	7,923	7	48,263		—		48,270
Stock-based compensation	—	—	—	—	—	—	403		—		403
Balance at June 30, 2012	10	$—	—	$—	17,881	$17	$203,218	$(111,605)	$(155)	$2,782	$94,257

In April 2013, the Company purchased the one share of Series B preferred stock outstanding, with a book value of $0, for $0.7 million in cash. The one share of Series B preferred stock was subsequently cancelled and retired. In accordance with ASC 260, Earnings Per Share paragraph 10-S99-2 (“ASC 260”), the $0.7 million difference between the consideration transferred to the shareholder of the Series B preferred stock and the book value of the preferred stock will be subtracted from net income to arrive at income available to common shareholders in the calculation of earnings per share.

In July 2013, the Company exchanged 10,000 shares of Series A preferred stock outstanding for 903,825 shares of our common stock (Note 19).

16. Stock-Based Compensation

In January 2013, the Company adopted the 2013 Long-Term Incentive Plan (“LTIP”) for key management personnel and the 2013 Director Long-Term Incentive Plan for nonemployee directors of the Company’s Board of Directors (collectively, the “Plans”) and granted 770 and 80 awards, respectively, under these plans to eligible participants. A total of 1,000 LTIP awards can be issued to key management personnel and 80 LTIP awards to nonemployee directors. The purpose of the Plans is to attract and retain key management personnel and nonemployee directors and to provide such persons with increased interest in the Company’s success through the granting of LTIP awards. LTIP awards vest over a five-year period ending December 31, 2017 and each vested LTIP award entitles the holder to receive a cash payment amount based on the future appreciation of the Company’s share price, contingent upon the earlier occurrence of either of the following events (the “Payment Event”): (i) a change in control, as defined in the Plans, or (ii) the five-year anniversary of the Plans. The Plans terminate immediately following the Payment Event, unless terminated earlier.

In accordance with the definition of fair value under ASC 718, the aggregate grant date fair value of the LTIP awards was estimated using a Monte Carlo simulations-based option price model with the following inputs: expected volatility, risk-free interest rate, expected life, dividend yield, and the weighted average per share price of the Company’s common stock. The fair value of the LTIP awards is classified as a liability under ASC 718 due to its cash-settlement feature. The Company is required to remeasure the LTIP liability at each reporting date and to recognize compensation expense for the period such that the total inception-to-date compensation expense recognized equals the equivalent portion of the LTIP liability, based on the requisite service period rendered as of the reporting date. At June 30, 2013, the fair value of the LTIP liability was $20.1 million and the Company recorded compensation expense of $0.4 million and $2.0 million for the three and six months ended June 30, 2013, respectively, in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations, with an offsetting accrual in other liabilities in the accompanying unaudited consolidated balance sheets.

In June 2013, the Company amended the Plans (the “Amended Plans”), effective immediately following the initial public offering of our common stock (“IPO”) (Note 19). Under the terms of the Amended Plans, in lieu of a cash payment amount based on the future appreciation of the Company’s share price under the Plans, management and nonemployee directors will be entitled to receive an equity award of approximately 1,090.6 shares of our common stock upon settlement for each vested LTIP award granted under the Plans. The table below presents the vesting of the LTIP awards granted to key management personnel and non-employee members of the Board of Directors, subject to certain accelerated vesting conditions:

Vesting Date	Key Management Personnel	Board of Directors
Day following IPO	25.00%	25.00%
December 31, 2013	15.00%	—
December 31, 2014	15.00%	18.75%
December 31, 2015	15.00%	18.75%
December 31, 2016	15.00%	18.75%
December 31, 2017	15.00%	18.75%

17. Earnings (Loss) Per Share

The table below presents a reconciliation between basic and dilutive weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Basic weighted average shares outstanding	18,045	11,855	18,045	10,902
Effect of dilutive securities:
Nonvested share awards	39	—	29	—
Diluted weighted average shares outstanding	18,084	11,855	18,074	10,902

In June 2012, the Company completed an equity rights offering and issued 7,923,069 shares of its common stock to its existing shareholders, which shares are included above in our basic weighted average shares outstanding for the three months and six months ended June 30, 2013 and June 30, 2012.

All outstanding nonvested shares were excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2012, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share from continuing operations and discontinued operations.

In July 2013, the Company completed its IPO issuing 6,819,091 shares of its common stock (Note 19).

18. Segment Reporting

As defined in ASC 280, Segment Reporting (ASC 280) our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of the following:

1.              Homebuilding

2.              Real Estate Services

3.              Amenities

For the three months and six months ended June 30, 2013, 100% of the total revenues of our reportable segments are generated from our Florida operations.

Evaluation of segment performance is based primarily on operating earnings. Operations of our Homebuilding segment primarily include the construction and sale of single- and multi-family homes.

Operating earnings (loss) for the Homebuilding segment consists of revenues generated from the delivery of homes and land sales, less the cost of home construction, land and land development costs, and selling, general, and administrative expenses.

Operations of our Real Estate Services segment include providing residential real estate brokerage and title services. Operating earnings (loss) of the Real Estate Services segment consists of revenues generated primarily from real estate brokerage and title services, less the cost of such services, including royalties associated with a franchise agreement we have with a third-party, and selling, general, and administrative expenses incurred by the segment.

Operations of our Amenities segment primarily include the construction, ownership, and management of recreational amenities in residential communities we develop in several Florida markets. Amenities consist of golf courses and country clubs, marinas, and resort-style facilities. Operating (loss) of the Amenities segment consist of revenues from the sale of equity and nonequity memberships, the sale and lease of marina slips, billed membership dues, and golf and restaurant operations, less the cost of such services, and selling, general, and administrative expenses incurred by the segment. The Amenities segment also includes discontinued operations associated with the sale of our retained and operated amenities classified as assets held for sale. In accordance with ASC 280, the segment information below does not include the results from discontinued operations for the three and six months ended June 30, 2012 (Note 7 — “Discontinued Operations”).

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues
Homebuilding	$53,761	$21,835	$84,252	$31,456
Real estate services	23,962	21,806	40,391	38,674
Amenities	5,614	4,868	12,428	11,463
Total revenues	$83,337	$48,509	$137,071	$81,593

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Operating earnings (loss)
Homebuilding	$7,224	$(726)	$7,895	$(5,632)
Real estate services	1,888	1,238	2,285	1,629
Amenities	(582)	(846)	(202)	(576)
Other income	1,011	363	1,220	1,168
Interest expense	(729)	(2,155)	(1,614)	(5,015)
Expenses related to early repayment of debt	—	(16,984)	—	(16,984)
Income (loss) from continuing operations before income taxes	$8,812	$(19,110)	$9,584	$(25,410)

	June 30,	December 31,
	2013	2012
	(in thousands)
Assets
Homebuilding	$272,268	$186,786
Real estate services	15,932	15,056
Amenities	36,924	38,366
Corporate and unallocated	42,234	107,054
Total assets	$367,358	$347,262

19. Subsequent Events

On July 3, 2013, the Company exchanged the 10,000 shares of Series A preferred stock outstanding for 903,825 shares of common stock with a preliminary estimated value on the date of the exchange of approximately $19.0 million.  The outstanding shares of Series A preferred stock were subsequently cancelled and retired. As of June 30, 2013, the book value of the Series A preferred stock was $100. In accordance with ASC 260-10-S99-2, the differences between the consideration transferred to the shareholders of the Series A preferred stock and the carrying amount of the preferred stock of approximately $19.0 million will be subtracted from net income, as a preferred stock dividend, to arrive at income available to common stockholders in the calculation of earnings per share.

On July 22, 2013, the Company filed with the Secretary of State of the state of Delaware an amendment to its then existing amended and restated certificate of incorporation to effectuate a 10.3 for 1 stock split of its common stock and increase its authorized capital stock to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock.  In addition, on July 24, 2013, the Company filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all of the Company’s Series A, B, C, D and E common stock into a single class of common stock.  All share and per-share amounts of the Company’s common stock have been adjusted retroactively in the accompanying unaudited financial statements to reflect the stock split, the new authorized share amount and the conversion of the Series A, B, C, D and E common stock into a single class of common stock.

On July 30, 2013, the Company completed its IPO issuing 6,819,091 shares of its common stock, par value $0.01 per share, at a price to the public of $15.00 per share. The underwriters were granted a 30-day option to purchase up to 1,022,863 additional shares of the Company’s common stock, which has not been exercised. The shares began trading on the New York Stock Exchange on July 25, 2013 under the ticker symbol “WCIC.” The net proceeds from the sale of common stock in the IPO were approximately $91.4 million after deducting underwriting discounts and offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes, including the acquisition and development of land and home construction. As a result of the IPO, the Company may have a change in ownership for purposes of Internal Revenue Code Section 382 (“Section 382”), which may result in a portion of our deferred tax asset becoming subject to the various limitations on its use.

On August 7, 2013, the Company completed the issuance of $200.0 million in aggregate principal amount of 6.875% senior notes due 2021(the “2021 Notes”).  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were approximately $196.0 million after deducting the initial purchasers’ discounts and other fees and expenses.  The Company used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of its Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount were issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, and intends to use the remainder of the net proceeds from the Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.  In addition, approximately $4.6 million in debt issuance costs and debt discount related to our Senior Secured Term Notes due 2017 will be written-off in connection with this voluntary prepayment.

The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s existing and future restricted subsidiaries, excluding the Company’s immaterial subsidiaries and mortgage subsidiaries (the “Guarantors”).

The 2021 Notes were offered and sold in a private transaction either to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act.

The 2021 Notes were issued pursuant to an indenture (the “Indenture”), dated as of August 7, 2013, by and among the Company, the Guarantors named therein and Wilmington Trust, National Association, as trustee.  The Indenture contains covenants, that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to holders of capital stock; make investments; create liens; place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and enter into transactions with affiliates.  These covenants are subject to a number of important qualifications described in the Indenture.

In connection with the issuance of the 2021 Notes, the Company, the Guarantors and the initial purchasers of the 2021 Notes entered into an Exchange and Registration Rights Agreement (the “Registration Rights Agreement”), dated August 7, 2013. The Registration Rights Agreement requires the Company to: (a) file an exchange offer registration statement within 270 days after the closing of the Notes Offering with respect to an offer to exchange the unregistered 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical in all material respects to those of the 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest); (b) use its commercially reasonable efforts to cause the registration statement to become effective within 330 days after the closing of the Notes Offering; (c) as soon as reasonably practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes for surrender of the 2021 Notes; and (d) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the registered exchange offer is sent to holders of the 2021 Notes.  In addition, the Registration Rights Agreement provides that in the event that the Company cannot effect the exchange offer within the time periods listed above and in certain other circumstances as described in the Registration Rights Agreement, the Company will file a “shelf registration statement” that would allow some or all of the 2021 Notes to be offered to the public in the United States.  If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay special interest to the holders of the 2021 Notes.

ITEM 2.                               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of this Quarterly Report on Form 10-Q.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

During the first half of 2013, we continued to benefit from the favorable housing environment.  This positive momentum was largely driven by excellent home affordability, decreasing levels of home inventory in many of the markets we serve, increasing consumer confidence levels, and an overall improvement in the economy.  Customer interest and traffic in our communities continues to improve and, with the exception of our close-out neighborhoods, has translated into positive new order trends in our active selling neighborhoods.  Increased scale in our homebuilding operations has also resulted in a significant increase in home deliveries during the first six months of 2013 when compared to the same period during 2012.  In addition, during the second quarter we closed on two large land acquisitions for an aggregate purchase price of $65.4 million.  These two new communities are currently planned for approximately 1,900 future home sites within eight new selling neighborhoods.  In May 2013, mortgage interest rates began to increase from their historic lows, which may begin to put pressure on the positive momentum we have recently experienced in the overall housing environment.  While we will closely monitor the potential impacts of an increasing interest rate environment, we do not anticipate any significant near-term effects on our operating results given that mortgage interest rates remain at low levels and approximately 40%-50% of our customers have historically been all-cash buyers.

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets.  The move-up, second home, and active adult buyer segments we target continue to exhibit favorable demographic trends, strong demand indicators, and financial stability.  Overall, our positive results during the first six months of 2013 have strengthened our financial position, with solid improvements in most of our key operating metrics.

We recently accessed the capital markets which provides us with a long-tenured, conservative capital structure with ample liquidity and operational flexibility to support future growth.  On July 30, 2013, we completed our initial public offering (“IPO”) and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with approximately $91.4 million of net proceeds after deducting underwriting discounts and offering expenses payable by us.  The underwriters in the IPO were granted a 30-day option to purchase up to 1,022,863 additional shares of common stock, which has not been exercised. The shares began trading on the New York Stock Exchange on July 25, 2013 under the ticker symbol “WCIC.”  On August 7, 2013, we completed the issuance of $200.0 million in aggregate principal amount of 6.875% senior notes due 2021 (the “2021 Notes”) in a private offering.  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were approximately $196.0 million after deducting the initial purchasers’ discounts and other fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of our senior secured term notes due 2017, of which $125.0 million in aggregate principal amount were issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  In addition, we expect to enter into a four year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million.  Upon completion of these capital markets transactions, we will have approximately $280 million of available liquidity.  We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction. For a more detailed discussion of our IPO see Note 19 of the notes to our unaudited consolidated financial statements.

Summary Company Results

We continued to experience strong operating and financial performance during the second quarter of 2013.  Total revenues were $83.3 million for the three months ended June 30, 2013, increasing 71.8% from $48.5 million for the three months ended June 30, 2012, primarily due to an increase in our Homebuilding segment revenues that was augmented by significant year-over-year growth in our Real Estate Services and Amenities segments.  Total gross margin was $18.1 million for the three months ended June 30, 2013, an increase of $11.1 million, compared to $7.0 million for three months ended June 30, 2012, due to improvements of $10.2 million, $700,000, and $200,000 in our Homebuilding, Real Estate Services, and Amenities segments, respectively.  A 144.0% increase in homes delivered along with a 10.8% increase in the average selling price of homes drove the significant improvement in our Homebuilding gross margin.  Greater revenues in our Real Estate Services and Amenities segments allowed us to more efficiently leverage our relatively fixed overheads in these businesses.

We earned net income of $8.9 million for the three months ended June 30, 2013, compared to a net loss of ($16.5) million for the three months ended June 30, 2012.  The significant improvement in our net income for the three months ended June 30, 2013 was primarily due to increased Homebuilding gross margin from the delivery of 72 additional homes during the 2013 period, improvements in Real Estate Services and Amenities gross margins, less interest expense recorded during the 2013 period, and expenses of $17.0 million in 2012 related to early repayment of debt.  Partially offsetting the favorable operating results during the three months ended June 30, 2013, selling, general and administrative expenses increased by $2.3 million compared to the three months ended June 30, 2012.

As of June 30, 2013, cash and cash equivalents, excluding restricted cash, were $34.5 million, a 57.5% decrease over our $81.1 million balance as of December 31, 2012, primarily due to the $65.4 million spent on two large land acquisitions partially offset by positive cash flow generated by the 201 homes delivered during the six months ended June 30, 2013.  Our net debt-to-net book capitalization increased to 33.2% at June 30, 2013, compared to 19.8% at December 31, 2012.

As of June 30, 2013, the value of our backlog was $159.8 million, a 16.7% increase from $136.9 million as of June 30, 2012. The improvement reflects increasing new orders and higher average sales prices, partially offset by the increase in home deliveries.  Our cancellation rate as a percentage of gross new orders was 4.7% and 5.8% for the six months ended June 30, 2013 and 2012, respectively.  Our low cancellation rates reflect a high quality backlog given our move-up, second home, and active adult target buyers.

Company Actions and Strategy

As the homebuilding market continues to rebound, we are focused on growing revenue in each of our operating segments and maintaining a strong balance sheet. To help achieve these goals, we plan to execute on the following actions and initiatives during 2013:

•                  opportunistically access the capital markets, providing additional liquidity for future growth;

•                  increase active selling neighborhood count to provide new order and home deliveries growth;

•                  acquire and contract for new land positions that will provide for future growth;

•                  focus our purchasing efforts to ensure that we have an adequate subcontractor base, can manage construction costs and can improve the construction cycle times of our homes;

•                  continue to maintain a strong balance sheet;

•                  increase profitability in our Real Estate Services businesses by participating in the Florida resale home price recovery, maintaining our market share and streamlining our overhead structure; and

•                  continue to automate systems and refine certain processes to enhance our Homebuilding operations including construction scheduling and homebuyer design selection.

Our Restructuring

In 2007, the sub-prime mortgage crisis and tightening of credit markets significantly impacted the homebuilding industry as many potential homebuyers were unable to obtain financing to purchase new homes. Notably, the Florida residential real estate market experienced a deeper contraction than the United States average contraction during the recent national economic recession and housing correction. From 2006 through 2011, Florida’s total residential homebuilding permits decreased by 79% versus a national decrease of 66%. Sales of single-family homes in Florida declined from 450,205 in 2005 to 341,080 in 2006, a decrease of 24.2%, after four years of continuous growth. As compared to sales of 1,260 single-family homes in 2006, our predecessor company sold only 869 and 394 single-family homes in 2007 and the first half of 2008, respectively and the average price for its single-family homes declined from $715,540 in 2006 to $494,450 in the first half of 2008. As a result of the decline in business, our predecessor company and certain of its subsidiaries (the “Debtors”) and certain non-Debtor affiliates (together with the Debtors, the “WCI Group”) were forced to amend their various credit agreements in order to improve operating and financial flexibility. However, on June 25, 2008, our predecessor company received notice that certain holders of its 4.0% contingent convertible senior subordinated notes due 2023 (the “Convertible Notes”) intended to exercise an option that would require it to repurchase all of the aggregate principal amount of the outstanding Convertible Notes. The WCI Group anticipated that it did not have sufficient liquidity to satisfy its obligation to repurchase the outstanding Convertible Notes while still avoiding a default under its other debt obligations. The WCI Group was also at risk of its other lenders exercising remedy options that would accelerate substantially all of its outstanding indebtedness. In order to prevent the consequences of default, and in order to restructure the capital of the WCI Group, the Debtors commenced bankruptcy proceedings.  On August 4, 2008, the Debtors filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’) in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the ‘‘Bankruptcy Court’’).  The Chapter 11 cases so commenced are referred to herein as the ‘‘Chapter 11 Cases.’’

The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009 (the “Plan”). The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009 (the “Confirmation Order”). The Plan was declared effective on September 3, 2009 (the “Effective Date”).

Under the terms of the Plan, on the Effective Date (1) the holders of the allowed claims under the Debtors’ prepetition secured debt received 95% of the new common stock, a $300.0 million senior secured term loan and a $150.0 million senior subordinated secured term loan of the Company, (2) a creditor trust for the benefit of holders of allowed unsecured claims received 5.0% of the new common stock, 100% of new class A preferred stock and $1.0 million in cash to be used for the administration of the trust, (3) a Chinese drywall trust for the benefit of holders of allowed Chinese drywall claims received 100% of the new class B preferred stock, insurance coverage actions, insurance recoveries and Chinese drywall actions, and $0.9 million in cash to be used for administration of the trust, and (4) all other unsecured creditors with allowed claims of less than $135,000 received 2% of the amount of their allowed claim in cash. The Plan did not provide for any value or distribution to the equity holders of our predecessor company.

We emerged from bankruptcy on September 3, 2009 with a $300.0 million senior secured term loan and a $150.0 million senior secured subordinated term loan. In addition, all of our assets and liabilities, including our land portfolio, were reset to then-current fair market value.

Given our emergence from bankruptcy in 2009 and the challenges within the homebuilding and real estate industries at that time, a significant part of our business strategy in 2010 and 2011 was focused on selling assets that we deemed non-core to our continuing operations and reducing our general and administrative expenses to maximize our cash position and pay down our outstanding debt. Pursuant to this business strategy, in 2010 and 2011, we sold substantially all of our assets outside of the state of Florida, a majority of our speculative inventory of homes and certain other real estate inventory and amenities assets that we deemed non-core to our continuing operations. Despite the difficult environment, we maximized proceeds from such sales, in 2010 and 2011, and we were able to pay down $331.2 million in aggregate principal amount of our indebtedness prior to its stated maturity. Such debt included all of the remaining debt outstanding under our senior secured term loan.

In 2012, we used the net proceeds from the issuance of $50.0 million in common stock issued to certain of our existing stockholders or their affiliates in a rights offering and $125.0 million of our 2017 Senior Secured Term Notes issued to certain of our existing stockholders or their affiliates to repay the remaining $162.4 million outstanding under our senior secured subordinated term loan.

In preparation for our IPO, on April 9, 2013, we purchased the one share of Series B preferred stock outstanding for $0.7 million and, on July 3, 2013, we exchanged the 10,000 shares of Series A preferred stock outstanding for 903,825 of common stock with a preliminary estimated value of $19.0 million. As of June 30, 2013, the book value of the Series A and Series B preferred stock was $100 and $0, respectively. In accordance with ASC 260-10-S99-2, the differences between the consideration transferred to the shareholders of the Series A and B preferred stock and the carrying amount of the preferred stock of approximately $19.0 million and $0.7 million, respectively, will be subtracted from net income, as a preferred stock dividend, to arrive at income available to common stockholders in the calculation of earnings per share.

On July 22, 2013, we also filed with the Secretary of State of the state of Delaware an amendment to our then existing amended and restated certificate of incorporation to effectuate a 10.3 for 1 stock split of our common stock and increase our authorized capital stock to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock. In addition, on July 24, 2013, we filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all our Series A, B, C, D and E common stock into a single class of common stock.

Non-GAAP Measures

In addition to the results reported in accordance with United States generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin from homes delivered, EBITDA, and Adjusted EBITDA.

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered from Homebuilding gross margin by subtracting gross margin (loss) from land and home sites from Homebuilding gross margin to arrive at gross margin from homes delivered.  Adjusted gross margin from homes delivered is calculated by adding asset impairments, if applicable, and capitalized interest in cost of sales to gross margin from homes delivered.  Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and in making strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions.  We believe adjusted gross margin from homes delivered is relevant and useful to investors for evaluating our performance.  This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures as measures of our operating performance.  Although other companies in the homebuilding industry report similar information, the methods used by such companies may differ.  We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The following table reconciles Adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	($ in thousands)
Homebuilding gross margin	$16,788	$6,575	$26,623	$8,039
Less: gross margin (loss) from land and home sites	(34)	597	35	824
Gross margin from homes delivered	16,822	5,978	26,588	7,215
Add:
Capitalized interest in cost of sales	1,070	371	1,563	440
Adjusted gross margin from homes delivered	$17,892	$6,349	$28,151	$7,655

Gross margin from homes delivered as a percentage of revenues from homes delivered	31.3%	30.0%	31.6%	27.9%
Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	33.3%	31.9%	33.5%	29.6%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude interest expense, capitalized interest in cost of sales, income tax (benefit), depreciation (‘‘EBITDA’’), preferred stock dividends, non-cash long-term incentive compensation expenses, asset impairments, and expenses related to early repayment of debt.  Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business.  Management also believes Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (primarily interest expense), asset base (primarily depreciation and amortization), items outside the control of our management (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as asset impairments).  Accordingly, management believes that this measurement is useful for comparing general operating performance from period to period.  Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies.  Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA and EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance.  Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.  Our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•                  they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•                  they do not reflect the significant interest expense necessary to service interest payments on our debt;

•                  they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and

•                  other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, our EBITDA-based measures are not intended as alternatives to net income (loss) as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as measures of liquidity.  You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	($ in thousands)
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$8,206	$(16,458)	$8,792	$(23,118)
Interest expense	729	2,155	1,614	5,015
Capitalized interest in cost of sales	1,070	371	1,563	440
Income tax (benefit)	—	—	(85)	—
Depreciation	545	477	1,008	1,061
EBITDA	10,550	(13,455)	12,892	(16,602)
Preferred stock dividend	700	—	700	—
Non-cash long-term incentive compensation expense	448	202	2,032	403
Asset impairments	—	—	—	—
Expenses related to early repayment of debt	—	16,984	—	16,984
Adjusted EBITDA	$11,698	$3,731	$15,624	$785
Adjusted EBITDA margin	14.0%	7.7%	11.4%	1.0%

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Consolidated Statements of Operations
Revenues
Homebuilding	$53,761	$21,835	$84,252	$31,456
Real estate services	23,962	21,806	40,391	38,674
Amenities	5,614	4,868	12,428	11,463
Total revenues	83,337	48,509	137,071	81,593

Cost of Sales
Homebuilding	36,973	15,260	57,629	23,417
Real estate services	22,074	20,568	38,106	37,045
Amenities	6,196	5,714	12,630	12,039
Total cost of sales	65,243	41,542	108,365	72,501

Gross margin	18,094	6,967	28,706	9,092

Other income	(1,011)	(363)	(1,220)	(1,168)
Selling, general and administrative	9,564	7,301	18,728	13,671
Interest expense	729	2,155	1,614	5,015
Expenses related to early repayment of debt	—	16,984	—	16,984
	9,282	26,077	19,122	34,502
Income (loss) from continuing operations before income taxes	8,812	(19,110)	9,584	(25,410)
Income tax benefit from continuing operations	—	937	85	937
Income (loss) from continuing operations	8,812	(18,173)	9,669	(24,473)
Income from discontinued operations, net of tax	—	188	—	101
Gain on sale of discontinued operations, net of tax	—	1,396	—	1,396
Net income (loss)	8,812	(16,589)	9,669	(22,976)
Net (loss) income from continuing operations attributable to noncontrolling interests	(94)	(131)	177	142
Net income (loss) attributable to WCI Communities, Inc.	8,906	(16,458)	9,492	(23,118)
Preferred stock dividend	(700)	—	(700)	—
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$8,206	$(16,458)	$8,792	$(23,118)

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Homebuilding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	($ in thousands)
Homebuilding Operations Information:

Homebuilding revenues:	$53,761	$21,835	$84,252	$31,456
Homes delivered	53,759	19,910	84,035	25,829
Land and home sites	2	1,925	217	5,627
Homebuilding gross margin	16,788	6,575	26,623	8,039
Homebuilding gross margin percentage	31.2%	30.1%	31.6%	25.6%
Homes delivered (units)	122	50	201	69
Average selling price per home delivered	$441	$398	$418	$374
New orders for homes (units)(1)	147	128	287	242
Contract values of new orders(1)	$70,072	$50,838	$128,936	$91,463
Average selling price per new order(1)	477	397	449	378
Cancellation rate(2)	4.5%	6.6%	4.7%	5.8%
Backlog (units)(3)	341	327	341	327
Backlog contract values(3)	$159,837	$136,878	$159,837	$136,878
Average selling price in backlog(3)	469	419	469	419
Active selling neighborhoods at period-end	22	20	22	20

(1)                                 New orders represent orders for homes including the amount (in units) and contract values, net of any cancellations, occurring during the reporting period.

(2)                                 Represents the number of orders canceled during such period divided by the number of gross orders executed during such period.

(3)                                 Backlog includes only orders for homes that have a binding sales agreement signed by both the homebuyers and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues for the three months ended June 30, 2013 were $53.8 million, an increase of $32.0 million, or 146.8%, from $21.8 million for the three months ended June 30, 2012.  The increase in homebuilding revenues is primarily due to a 72-unit, or 144.0%, increase in homes delivered and a 10.8% increase in the average selling price of homes delivered.  An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered. The improvement in revenues from home deliveries was partially offset by a $1.9 million decrease in land and home site sales revenues.  The decline in land and home site sales was due to a substantial portion of parcels we deemed non-core to our operations being sold in prior periods.

Total homebuilding revenues for the six months ended June 30, 2013 were $84.3 million, an increase of $52.8 million, or 167.6%, from $31.5 million for the six months ended June 30, 2012.  The increase in homebuilding revenues is primarily due to a 132-unit, or 191.3%, increase in homes delivered and an 11.8% increase in the average selling price of homes delivered.  An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered. The improvement in revenues from home deliveries was partially offset by a $5.4 million decrease in land and home site sales revenues.  The decline in land and home site sales was due to a substantial portion of parcels we deemed non-core to our operations being sold in prior periods.

Homebuilding gross margin for the three months ended June 30, 2013 was $16.8 million, an increase of $10.2 million, from $6.6 million for the three months ended June 30, 2012.  Homebuilding gross margin as a percentage of revenue increased to 31.2% for the three months ended June 30, 2013,  from 30.1% for the three months ended June 30, 2012.  The improvement in gross margin is primarily due to more deliveries with higher average selling prices, which more efficiently leveraged our homebuilding overhead.

Homebuilding gross margin for the six months ended June 30, 2013 was $26.6 million, an increase of $18.6 million, from $8.0 million for the six months ended June 30, 2012.  Homebuilding gross margin as a percentage of revenue increased to 31.6% for the six months ended June 30, 2013 from 25.6% for the six months ended June 30, 2012.  The significant improvement in gross margin is primarily due to more deliveries with higher average selling prices, which more efficiently leveraged our homebuilding overhead.

In addition, our homebuilding cost of sales, and therefore, our homebuilding gross margins, during these three and six month periods were positively impacted by the low book value of our land, which was reset to fair value in September 2009 in connection with our restructuring and in accordance with fresh start accounting requirements.  For the three and six months ended June 30, 2013 and 2012, all of our home deliveries were generated from communities we owned in September 2009.  The favorable impact of fresh start accounting has contributed to a home site cost of sales as a percentage of homes delivered revenues of approximately 13% for each of the three and six months ended June 30, 2013 and 2012.  We expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5%-10% higher than homes delivered from our most recent land acquisitions.

As of June 30, 2013, we owned approximately 6,300 home sites that benefit from being reset to fair value in September 2009.  Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years.  However, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate the positive impact of our low book value land on our homebuilding gross margin will begin to decline. The low carrying value of our land is also a significant driver of our gross margin from homes delivered of 31.3% and 30.0% for the three months ended June 30, 2013 and 2012, respectively.

We delivered 122 homes during the three months ended June 30, 2013, an increase of 72 units, or 144.0%, from 50 homes delivered during the three months ended June 30, 2012.  The increase in deliveries during the three months ended June 30, 2013 was primarily due to a larger backlog at year-end 2012 and greater new orders during the first half of 2013 compared to year-end 2011 backlog and new orders during the first half of 2012.  The average selling price per home delivered during the three months ended June 30, 2013 was $441,000, an increase of $43,000, or 10.8%, from $398,000 for the three months ended June 30, 2012.  The increase in average selling price was primarily due to a greater mix of deliveries from our communities that target move up buyers, which generally have homes with higher average selling prices.

We delivered 201 homes during the six months ended June 30, 2013, an increase of 132 units, or 191.3%, from 69 homes delivered during the six months ended June 30, 2012.  The increase in deliveries during the six months ended June 30, 2013 was primarily due to a larger backlog at year-end 2012 and greater new orders during the first half of 2013 compared to year-end 2011 backlog and new orders during the first half of 2012.  The average selling price per home delivered during the six months ended June 30, 2013 was $418,000, an increase of $44,000, or 11.8%, from $374,000 for the six months ended June 30, 2012.  The increase in average selling price was primarily due to a greater mix of deliveries from our communities that target move up buyers, which generally have homes with higher average selling prices.  Increased activity in our Florida east coast neighborhoods accounted for nearly 40% of the year-over-year increase in deliveries.

New orders for the three months ended June 30, 2013 were 147 homes, an increase of 19 homes, or 14.8%, from 128 homes for the three months ended June 30, 2012.  The increase was primarily due to continued improvement in the overall housing market driving greater activity within our active selling neighborhoods.  Contract values of new orders for the three months ended June 30, 2013 were $70.1 million, an increase of $19.3 million, or 38.0%, from $50.8 million for the three months ended June 30, 2012, primarily due to the 19-unit increase in new order activity and an improvement in average selling price of new orders to $477,000 for the three months ended June 30, 2013 from $397,000 for the three months ended June 30, 2012.

New orders for the six months ended June 30, 2013 were 287 homes, an increase of 45 homes, or 18.6%, from 242 homes for the six months ended June 30, 2012.  The increase was primarily due to continued improvement in the overall housing market driving greater activity within our active selling neighborhoods.  Contract values of new orders for the six months ended June 30, 2013 were $128.9 million, an increase of $37.4 million, or 40.9%, from $91.5 million for the six months ended June 30, 2012, primarily due to the 45-unit increase in new order activity and an improvement in average selling price of new orders to $449,000 for the six months ended June 30, 2013 from $378,000 for the six months ended June 30, 2012.  Increases in our new order average selling prices during the three and six months ended June 30, 2013, were primarily due to sales mix and strategic price increases as the overall housing market continued to improve.  Sales mix was primarily affected by being at or near sell out entering 2013 in two communities with lower average selling prices which accounted for 25% of new orders in the six months ended June 30, 2012, compared to approximately 5% of new orders in the six months ended June 30, 2013.

We had 341 units in backlog as of June 30, 2013, an increase of 14 units, or 4.3%, from 327 units as of June 30, 2012.  Backlog contract values as of June 30, 2013 were $159.8 million, an increase of $22.9 million, or 16.7%, from $136.9 million as of June 30, 2012.  The increase in units in backlog and backlog contract values was primarily due to continued improvement in the housing market as evidenced by the increase in new orders and average selling prices partially offset by increased deliveries during the six months ended June 30, 2013.

Real Estate Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)

Real estate services revenues	$23,962	$21,806	$40,391	$38,674
Real estate brokerage	22,859	20,901	38,468	37,138
Title services	1,103	905	1,923	1,536
Real estate gross margin	1,888	1,238	2,285	1,629
Real estate gross margin percentage	7.9%	5.7%	5.7%	4.2%
Real estate brokerage closed home sales transactions	2,678	2,660	4,688	4,777
Real estate brokerage average home sale selling price	$278	$255	$261	$249
Title services closing transactions	767	664	1,397	1,156

Real estate services revenues for the three months ended June 30, 2013 were $24.0 million, an increase of $2.2 million, or 10.1%, from $21.8 million for three months ended June 30, 2012.  The $2.2 million increase was primarily due to a $2.0 million increase in real estate brokerage revenues resulting from a 9.0% increase in average home selling price on consistent year-over-year closed home sales transactions.  In addition, title services revenues increased by $0.2 million as a result of higher captured transactions from our company-owned real estate brokerage and our new home deliveries.

Real estate services revenues for the six months ended June 30, 2013 were $40.4 million, an increase of $1.7 million, or 4.4%, from $38.7 million for six months ended June 30, 2012.  The $1.7 million increase was primarily due to a $1.3 million increase in real estate brokerage revenues resulting from a 4.8% increase in average home selling price partially offset by a 1.9% decrease in closed home sale transactions.  In addition, title services revenues increased by $0.4 million as a result of higher captured transactions from our company-owned real estate brokerage and our new home deliveries.

Real estate services gross margin for the three months ended June 30, 2013 was $1.9 million, an increase of $0.7 million, or 58.3%, from $1.2 million for the three months ended June 30, 2012.  The $0.7 million increase was primarily due to the margin associated with higher real estate brokerage revenues.   Real estate brokerage commissions and other variable costs for the three months ended June 30, 2013 were 71.0% of revenue, which is consistent with 70.8% of revenue for the three months ended June 30, 2012.  As a result of greater revenues and consistent variable costs in both our real estate brokerage and title services businesses, our real estate services gross margin percentage increased to 7.9% for the three months ended June 30, 2013 from 5.7% for the three months ended June 30, 2012.

Real estate services gross margin for the six months ended June 30, 2013 was $2.3 million, an increase of $0.7 million, or 43.8%, from $1.6 million for the six months ended June 30, 2012.  The $0.7 million increase was primarily due to the margin associated with higher real estate brokerage revenues.  Real estate brokerage commissions and other variable costs for the six months ended June 30, 2013 were 70.1% of revenue, which is consistent with 70.3% of revenue for the six months ended June 30, 2012.  As a result of greater revenues and consistent variable costs in both our real estate brokerage and title services businesses, our real estate services gross margin percentage increased to 5.7% for the six months ended June 30, 2013 from 4.2% for the six months ended June 30, 2012.

Amenities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)

Revenues	$5,614	$4,868	$12,428	$11,463
Amenities gross margin	(582)	(846)	(202)	(576)

Total amenities revenues for the three months ended June 30, 2013 were $5.6 million, an increase of $0.7 million, or 14.3%, from $4.9 million for the three months ended June 30, 2012.  Membership and marina slip sales revenue was $0.2 million for the three months ended June 30, 2013, compared to $0.3 million for the three months ended June 30, 2012, a decrease of $0.1 million, primarily due to a decrease in the number of non-equity memberships sold during the 2013 period.  We generated $2.3 million of membership dues for the three months ended June 30, 2013, compared to $2.2 million for the three months ended June 30, 2012, an increase of $0.1 million.  Club operating revenues were $3.1 million for the three months ended June 30, 2013, compared to $2.4 million for the three months ended June 30, 2012, an increase of $0.7 million.  The increases in membership dues and club operating revenues were primarily due to a 10% increase in our membership base which accounted for more food and beverage, golf, tennis, and fitness revenues being generated at the clubs.  The membership base increase was driven by both new members from the sale of memberships and marina slips as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.

Total amenities revenues for the six months ended June 30, 2013 were $12.4 million, an increase of $0.9 million, or 7.8%, from $11.5 million for the six months ended June 30, 2012.  Membership and marina slip sales revenue was $0.3 million for the six months ended June 30, 2013, compared to $0.5 million for the six months ended June 30, 2012, a decrease of $0.2 million, primarily due to a decrease in the number of equity and non-equity memberships and marina slip sales sold during 2013.  We generated $4.8 million of membership dues for the six months ended June 30, 2013, compared to $4.4 million for the six months ended June 30, 2012, an increase of $0.4 million.  Club operating revenues were $7.3 million for the six months ended June 30, 2013, compared to $6.6 million for the six months ended June 30, 2012, an increase of $0.7 million.  The increases in membership dues and club operating revenues were primarily due to a 10% increase in our membership base which accounted for more food and beverage, golf, tennis, and fitness revenues being generated at the clubs.  The membership base increase was driven by both new members from the sale of memberships and marina slips as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.

Total amenities gross margin for the three months ended June 30, 2013 was ($0.6) million, a $0.3 million improvement, compared to the three months ended June 30, 2012, primarily due to the incremental revenues continuing to cover a greater portion of the fixed operating and maintenance costs to run our clubs.  Variable expenses, such as merchandise and food and beverage cost of sales, were consistent year-over-year as a percentage of revenue.  Due to seasonality in our amenities operations, our quarterly results for the three months ended June 30, 2013 are not necessarily representative of the results we expect for the full year.

Total amenities gross margin for the six months ended June 30, 2013 was ($0.2) million, a $0.4 million improvement, compared to the six months ended June 30, 2012, primarily due to the incremental revenues continuing to cover a greater portion of the fixed operating and maintenance costs to run our clubs.  Variable expenses, such as merchandise and food and beverage cost of sales, were consistent year-over-year as a percentage of revenue.  Due to seasonality in our amenities operations, our results for the six months ended June 30, 2013 are not necessarily representative of the results we expect for the full year.

Impairments

For the three and six months ended June 30, 2013, we did not record any impairments on inventory or long-lived assets, as those assets meeting the criteria as held for sale had fair values in excess of carrying values, and those assets classified as held and used had undiscounted cash flows in excess of their carrying values. However, during our impairment analysis performed as of June 30, 2013, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its $2.2 million carrying value which could potentially lead to a future impairment charge. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or to sell them at current market prices. If we choose to market any of our assets for sale, this may potentially lead to the recording of impairment charges on these assets.

Other Income

For the three months ended June 30, 2013 and 2012, other income was $1.0 million and $0.4 million, respectively.  Other income for the three months ended June 30, 2013 includes $0.9 million from recoveries and reductions in certain accruals related to various legal settlements and $0.1 in other miscellaneous items.  Other income for the three months ended June 30, 2012 includes $0.3 million of revenue from the sale of impact fee credits and $0.1 million in recoveries on various legal settlements.

For the six months ended June 30, 2013 and 2012, other income was $1.2 million in both periods.  Other income for the six months ended June 30, 2013 includes $0.9 million recoveries and reductions in certain accruals related to various legal settlements, $0.1 million in royalties from the sale of excess land fill, and $0.2 million of other miscellaneous items.  Other income for the six months ended June 30, 2012 includes $0.3 million in recoveries on various settlements, $0.3 million of revenue from the sale of impact fee credits, $0.2 million of trailing proceeds related to previous years’ non-core asset sales, and $0.4 million of other miscellaneous items.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $9.6 million for the three months ended June 30, 2013, an increase of $2.3 million, or 31.5%, from $7.3 million for the three months ended June 30, 2012.  Sales and marketing expenses, which are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses, and sales office expenses, increased $1.3 million, or 48.1%, to $4.0 million for the three months ended June 30, 2013, compared to $2.7 million for the three months ended June 30, 2012.  This increase was primarily due to an increase in commissions directly related to our increase in home deliveries.  General and administrative expenses increased $1.0 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to additional compensation expense of $0.4 million recorded in the three months ended June 30, 2013 related to the long-term incentive compensation plan adopted in January 2013 and additional legal fees of $0.4 million related to pending proceedings brought by two condominium associations.  As a percentage of total revenues, SG&A expenses decreased to 11.5% for the three months ended June 30, 2013 from 15.1% for the three months ended June 30, 2012.  If our revenues continue to grow as we anticipate, we expect our SG&A as a percentage of revenue to continue to decline.

SG&A expenses were $18.7 million for the six months ended June 30, 2013, an increase of $5.0 million, or 36.5%, from $13.7 million for the six months ended June 30, 2012.  Sales and marketing expenses increased $2.3 million, or 50.0%, to $6.9 million for the six months ended June 30, 2013 compared to $4.6 million for the six months ended June 30, 2012.  This increase was primarily due to an increase in commissions directly related to our increase in home deliveries.  General and administrative expenses increased $2.8 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to additional compensation expense of $2.0 million recorded in the six months ended June 30, 2013 related to the long-term incentive compensation plan adopted in January

2013 and additional legal fees of $0.5 million related to pending proceedings brought by two condominium associations.  As a percentage of total revenues, SG&A expenses decreased to 13.7% for the six months ended June 30, 2013 from 16.8% for the six months ended June 30, 2012.  If our revenues continue to grow as we anticipate, we expect our SG&A as a percentage of revenue to continue to decline.

Interest Expense

Interest expense is comprised of interest incurred but not capitalized on our debt.  Interest expense was $0.7 million for the three months ended June 30, 2013, a decrease of $1.5 million, or 68.2%, from $2.2 million for the three months ended June 30, 2012.  The decrease was primarily related to a greater proportion of our interest incurred being capitalized due to increased community development spending along with less interest being incurred due to lower debt outstanding at June 30, 2013, compared to June 30, 2012.

Interest expense was $1.6 million for the six months ended June 30, 2013, a decrease of $3.4 million, or 68.0%, from $5.0 million for the six months ended June 30, 2012.  The decrease was primarily related to a greater proportion of our interest incurred being capitalized due to increased community development spending along with less interest being incurred due to lower debt outstanding at June 30, 2013, compared to June 30, 2012.

Expenses Related to Early Repayment of Debt

During 2012, we paid off our senior secured subordinated term loan, which had an outstanding balance of $162.4 million, with proceeds from the issuance of $125.0 million of senior secured term notes due 2017 and $50.0 million in common stock issued to certain of our existing stockholders or their affiliates in an equity rights offering.  As a result of these transactions, we wrote-off $17.0 million in unamortized debt discount and deferred financing costs associated with the existing loan, which were recorded as expenses related to early repayment of debt for the three and six months ended June 30, 2012.

Income Taxes

We did not record any income tax expense or benefit for the three months ended June 30, 2013 due to the utilization of our net operating loss carryforwards, compared to an income tax  benefit of $0.9 million for the three months ended June 30, 2012.  The income tax benefit recorded for the three months ended June 30, 2012 was offset by income tax expense on discontinued operations for the three months ended June 30, 2012 due to the Company’s full valuation allowance against its net deferred tax asset.

Income tax benefit from continuing operations was $0.1 million for the six months ended June 30, 2013, compared to an income tax benefit of $0.9 million for the six months ended June 30, 2012.  The income tax benefit for the six months ended June 30, 2013 is a state tax refund from the prior year and the income tax benefit recorded for the six months ended June 30, 2012 was offset by income tax expense on discontinued operations for the six months ended June 30, 2012 due to the Company’s full valuation allowance against its net deferred tax asset.

Discontinued Operations

We report the operating results of our retained and operated amenities that are classified as assets held for sale as discontinued operations on our consolidated balance sheets and their respective results of operations, including any gain (loss) on sale, in discontinued operations on our consolidated statements of operations.  During the three and six months ended June 30, 2012, we sold one recreational amenity facilities for a total of $5.5 million in revenue and resulting gain of $1.4 million, net of tax.  As of June 30, 2013, we did not have any Amenities assets held for sale that would be reported on the consolidated balance sheet as discontinued operations.  As part of our operating strategy, we will continue to execute on specific exit plans related to our Amenities assets, which may include a sale to the community homeowners’ association or a third party as communities and their related amenities mature.

Net Income (Loss)

As a result of net changes in the foregoing items, we had net income of $8.9 million for the three months ended June 30, 2013, compared to a net loss of ($16.5) million for the three months ended June 30, 2012.

As a result of net changes in the foregoing items, we had net income of $9.5 million for the six months ended June 30, 2013, compared to a net loss of ($23.1) million for the six months ended June 30, 2012.

Preferred Stock Dividend

In April 2013, we purchased the one share of our Series B preferred stock outstanding, with a book value of $0, for $0.7 million in cash.  The one share of Series B preferred stock was subsequently cancelled and retired.  In accordance with ASC 260, Earnings Per Share paragraph 10-S99-2 (“ASC 260”), the $0.7 million difference between the consideration transferred to the shareholder of the Series B preferred stock and the book value of the preferred stock was subtracted from net income, as a preferred stock dividend, to arrive at income available to common shareholders in the calculation of earnings per share.  For the three and six months ended June 30, 2012, we did not declare any preferred stock dividends.

Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, accessing the debt and equity capital markets and independently obtaining letters of credit and surety bonds to finance our projects and provide financial guarantees.  Our principal uses of capital are for home construction, land acquisition and development, and operating expenses.  Our working capital needs depend upon proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, the sale of amenities memberships and related annual dues and club operations.  We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  Because these costs are a component of our inventory and are not recognized in our statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings.  In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites.  As demand for new homes continues to improve and we expand our business, we expect that cash outlays for land purchases and land development will exceed our cash generated by operations. During the six months ended June 30, 2013, we delivered 201 homes, purchased approximately 1,900 home sites for $67.0 million, spent $9.3 million on land development, and started construction on 281 homes.  During the six months ended June 30, 2012, we delivered 69 homes, spent $8.5 million on land development, and started construction on 220 homes.  The opportunity to purchase substantially finished home sites in desired locations is becoming increasingly more limited and competitive.  As a result, we are spending, and plan to spend more, on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition and development.  We require multiple party account control and authorization for payments.  We competitively bid each phase of the development and construction process and closely manage production schedules and payments.  Land acquisition decisions are reviewed and analyzed by our executive management team and are ultimately approved by the land committee of our board of directors or our full board of directors depending on the size of the investment.  As of June 30, 2013, we had $34.5 million of cash and cash equivalents, excluding restricted cash, a $46.6 million decrease from December 31, 2012, primarily as a result of $67.0 million in land acquisition spending along with land development and home construction spending, partially offset by cash flow from home deliveries.  We intend to generate cash from the sale of our inventory, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our home sites and construction of our homes.  Our primary sources of liquidity for operations during the three and six months ended June 30, 2013 and 2012 have been cash flow from operations, the sale of non-core assets, the issuance of our senior secured term notes due 2017, and the issuance of additional common stock. Subject to the covenants contained in the agreements governing our existing indebtedness, we may repurchase or refinance all or a portion of our existing indebtedness from time to time, and may access the debt and/or equity capital markets from time to time.

Subsequent to June 30, 2013, we accessed both the debt and equity markets which provide us with a long-tenured, conservative capital structure with ample liquidity and operational flexibility to support future growth.  On July 30, 2013, we completed our IPO and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with approximately $91.4 million of proceeds after deducting underwriting discounts and offering expenses payable by us.  The underwriters in the IPO were granted a 30-day option to purchase up to 1,022,863 additional shares of common stock, which has not been exercised.  The shares began trading on the New York Stock Exchange on July 25, 2013 under the ticker symbol “WCIC”.  On August 7, 2013, we completed the issuance of $200.0 million in aggregate principal amount of 6.875% senior notes due 2021 in a private offering.  The net proceeds from the Notes Offering were approximately $196.0 million after deducting the initial purchasers’ discounts and other fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of our senior secured term notes due 2017, of which $125.0 million in aggregate principal amount were issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  In addition, we expect to enter into a four year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million.  Upon completion of these capital markets transactions, we will have approximately $280 million of available liquidity.  We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction.  For a more detailed discussion of our IPO see Note 19 of the notes to our unaudited consolidated financial statements.

After giving effect to these recent capital market transactions and based on our current operations and anticipated growth, we believe we can meet our cash requirements with existing cash and cash equivalents and cash flow from operations (including sales of our homes and land).  To a large extent, though, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control.  We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.  Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position.  If this is the case, we may seek alternative financing, such as selling assets or operations or selling additional debt or equity securities.  We cannot assure you that we will be able to do so on favorable terms, if at all.  Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.  Additionally, information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

We intend to maintain adequate liquidity, a strong balance sheet, and we will continue to evaluate opportunities to access the capital markets as they become available.

2017 Senior Secured Term Notes

On June 8, 2012, we issued $125.0 million of senior secured term notes to our principal investors at a price of 98% of their principal amount pursuant to a note purchase agreement.  The net proceeds of the senior secured term notes were used to repay our senior subordinated secured term loan, which had a balance of $162.4 million.  The senior secured term notes mature on May 15, 2017 and are guaranteed by certain of our material subsidiaries.  The senior secured term notes are secured by a first priority security interest in all real and personal property owned by us and the guarantors, including, without limitation, a pledge of all equity interests owned by us and the guarantors, subject to certain exceptions.  Interest on the senior secured term notes is paid monthly at a rate based on LIBOR plus 8.0%, subject to a minimum interest rate floor of 2.0%.

Voluntary prepayment of the senior secured term notes is permitted at any time.  The following prepayment premium shall be due (including, in the event of a change of control (as defined in the note purchase agreement)) on any principal amount of the senior secured term notes voluntarily prepaid or due upon an event of default (as defined in the note purchase agreement) and acceleration of the senior secured term notes:

On or before June 8, 2013—102.0%

After June 8, 2013 and on or before June 8, 2014—101.0%

After June 8, 2014—100.0%

The note purchase agreement contains covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, incur additional indebtedness, incur liens, make investments, make acquisitions of any assets constituting a business unit or any real property interest, merge or transfer all or substantially all of our assets, sell assets, engage in transactions with affiliates, pay dividends or make other distributions on capital stock, engage in new lines of business and permit any cash or cash equivalents to be maintained outside of control accounts, in each case, subject to certain exceptions.

In addition, the note purchase agreement contains certain financial covenants. We are required to maintain (i) a minimum amount of shareholder equity, (ii) a minimum amount of liquidity (defined as the aggregate of (i) cash and cash equivalents and (ii) the amount available to be drawn under the Permitted Revolving Credit Facility (as defined below)) and (iii) a maximum net debt to total capitalization percentage.  As of June 30, 2013, our shareholder equity was $177.6 million (compared to a minimum requirement of $125.0 million), our liquidity was $34.5 million (compared to a minimum requirement of $10.0 million) and our net debt to total capitalization percentage was 33.2% (compared to a maximum percentage of 65%). Violations of the financial covenants in the note purchase agreement, if not waived by the lenders or cured, could result in acceleration by the lenders.  As of June 30, 2013, we were in compliance with all of the covenants under the note purchase agreement.

The note purchase agreement permits us, with the prior written consent of the holders of senior secured term notes holding at least a majority in aggregate principal amount of senior secured term notes outstanding, to issue additional notes under the note purchase agreement or under an incremental facility in an aggregate amount of up to $25.0 million, subject to certain conditions. Any such incremental facility will rank pari passu in right of payment and security with the senior secured term notes.  Any such incremental facility will mature no earlier than the final maturity of, and will have a weighted average life to maturity that is no shorter than the final maturity of the senior secured term notes.

Moreover, the note purchase agreement permits us to incur first-priority senior secured indebtedness in the form of a revolving credit facility (the “Permitted Revolving Credit Facility”) of up to an aggregate of $35.0 million (or $25.0 million as long as the Stonegate Loan remains outstanding) without the prior consent of the holders of the senior secured term notes holding at least a majority in aggregate principal amount of such notes and $50.0 million (or $40.0 million as long as the Stonegate Loan is outstanding) with the prior written consent of such holders.  We are also permitted to obtain new letters of credit obtained after June 8, 2012 in an aggregate amount available to be drawn under such new letters of credit at any time not to exceed $5.0 million.

On July 31, 2013, we refinanced all of the senior secured term notes with a portion of the proceeds from the issuance of $200.0 million in aggregate principal amount of 6.875% senior notes due 2021.  For a more detailed discussion see Notes 11 and 19 of the notes to our unaudited consolidated financial statements.

Stonegate Loan

On February 28, 2013, WCI Communities, Inc. (“WCI”) and WCI Communities, LLC (“WCI LLC”) entered into a $10.0 million senior loan with Stonegate Bank secured by a first mortgage on a parcel of land comprising the Pelican Preserve Town Center located in Lee County, Florida.  The loan is also secured by the right to certain fees and charges that we are to receive as owner of the Pelican Preserve Town Center.

During the initial 36 months of the loan, the loan is structured as a revolving credit facility with interest paid quarterly at a variable rate equal to the prime rate published in the Wall Street Journal (adjusted for any change) plus 1.0%, subject to a minimum interest rate floor of 4.0%.  During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly at a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term for five years, subject to a minimum interest rate of 5.0%.  As of June 30, 2013, there were no borrowings drawn on the loan.  The loan matures on February 28, 2018.

During the initial 36 months of the loan, we also have the ability to request from Stonegate Bank standby letters of credit in an aggregate amount of up to $5.0 million outstanding at any given time.  Each letter of credit will reduce the availability under the Stonegate Loan dollar for dollar and we will pay to Stonegate Bank 0.75% of the face amount of each letter of credit and Stonegate Bank’s customary issuance and renewal fees associated with letters of credit.

The loan agreement contains covenants that limit the ability of WCI and WCI LLC to sell assets related to the Pelican Preserve Town Center project, enter into any merger unless WCI is the surviving entity, transfer control or ownership of WCI LLC, incur liens on the Pelican Preserve Town Center property, waive, excuse or postpone the payment of any assessments related to the Pelican Preserve Town Center property, amend any agreement materially and adversely affecting the Pelican Preserve Town Center project and amend, terminate, waive any provision of or modify any existing or future lease relating to the Pelican Preserve Town Center project, in each case, subject to certain exceptions.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds to secure our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements.  As of June 30, 2013, we had $3.0 million in letters of credit outstanding.  Surety bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  These bonds, which totaled $9.6 million as of June 30, 2013, are typically outstanding over a period of approximately one to five years or longer depending on the pace of development.  If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be significantly restricted and could have an adverse effect on our business and results of operations.  Additionally, information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2013 and 2012, as reported in our unaudited consolidated statements of cash flows in the accompanying unaudited consolidated financial statements:

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Operating activities
Net cash used in operating activities	$(44,945)	$(12,019)
Investing activities
Net cash (used in) provided by investing activities	(298)	4,088
Financing activities
Net cash (used in) provided by financing activities	(1,319)	5,535
Net decrease in cash and cash equivalents	(46,562)	(2,396)
Cash and cash equivalants at beginning of period	81,094	43,350
Cash and cash equivalants at end of period	34,532	$40,954

Net cash used in operating activities was $44.9 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively.  The $32.9 million increase in cash used in operating activities in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a $69.3 million net increase in real estate inventories spending which was partially offset by (i) an $11.7 million improvement in net income after taking effect to the non-cash adjustments, (ii) receipt of a $16.8 million IRS tax refund, and (iii) an $7.9 million favorable change in other assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2013 was $0.3 million, compared to cash provided by investing activities of $4.1 million for the six months ended June 30, 2012.    For the six months ended June 30, 2013, we had $0.9 million of additions to property and equipment, partially offset by a $0.6 million distribution of capital from our unconsolidated joint venture.  For the six months ended June 30, 2012, we received $4.6 million in proceeds from the sale of discontinued operations as we continued to divest ourselves of legacy non-core amenities assets, partially offset by $0.5 million in additions to property and equipment.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2013, compared to net cash provided by financing activities of $5.5 million for the six months ended June 30, 2012.  The net cash used in financing activities in the six months ended June 30, 2013 consisted of $0.4 million in debt issuance costs, $0.2 million in payments on community development district obligations, and $0.7 million in the payment of a preferred stock dividend to the Series B preferred shareholders.  The net cash provided by financing activities for the six months ended June 30, 2012 was primarily due to the issuance of $125.0 million of senior secured term notes, net of a $2.5 million discount, and $50.0 million of additional equity, net of $1.7 million in issuance costs, in June 2012, which was partially offset by a repayment of $162.4 million of the senior subordinated secured term loan.

Off-Balance Sheet Arrangements and Contractual Obligations

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties.  These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects.  In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements.  We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position.  If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures.

In the normal course of business, we may enter into contractual arrangements to acquire developed and undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of June 30, 2013, we had the option to purchase 18 home sites for $2.6 million for which we did not have a non-refundable deposit.

Our utilization of land option contracts is dependent on, among other things, the availability and willingness of sellers to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned home sites, general housing market conditions, and local market dynamics.  Options may be more difficult to procure from land sellers in strong housing markets.

Community Development District Obligations

In connection with the development of certain of our communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities.  We utilize two primary types of bonds issued by the district, type “A” or “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements.  The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation.  The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district.  If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation.  The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured, and satisfied by revenues, fees, or assessments levied on the property benefited.  The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $33.4 million and $35.2 million at June 30, 2013 and December 31, 2012, respectively.  Bond obligations at June 30, 2013 and December 31, 2012 have maturity dates ranging from 2014 to 2034.  As of June 30, 2013 and December 31, 2012, we have recorded $9.3 million and $9.7 million, respectively, net of debt discounts of approximately $1.9 million and $2.3 million, respectively, which represents the estimated amount of bond obligations that we may be required to pay.  For a more detailed description of our community development district obligations, see Note 9 of the notes to our unaudited consolidated financial statements as of and for the six months ended June 30, 2013.

In April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding.  Therefore, we are both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds.  In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities, (“ASC 405-20”), we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations.  As a result, $23.6 million of $24.0 million existing CDD obligation, which relates to the property owned by us, is not recorded as a CDD obligation on our unaudited consolidated balance sheets.  We intend to reissue and sell, all or a portion of, the $24.0 million of CDD bonds in the future and will record our proportionate share of the related CDD obligation at that time.

Inflation

We and the homebuilding industry may be adversely affected by inflation, primarily as it relates to increased costs to finance our land acquisitions, make land improvements, purchase raw materials and pay subcontractor labor.  If we are unable to recover these increased costs through higher selling prices to homebuyers, our gross margins could be impacted.  Because the selling prices of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in the costs of raw materials and labor costs greater than those anticipated may result in lower gross margins.

Increases in home mortgage interest rates may also make it more difficult for our buyers to qualify for home mortgage loans, potentially decreasing home sales.  Over the past three fiscal years, the impact of inflation has not been material to our results of operations.

Seasonality

We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis, primarily due to our Homebuilding segment.  Because many of our Florida buyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, profits and cash flows.  Typically, we expect to generate a higher proportion of our annual total Homebuilding revenues in the fourth quarter.  Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements.

As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year end.  We expect this seasonal pattern to continue, although it may be affected by economic conditions in the homebuilding industry.

In contrast to our typical seasonal results, the weakness in homebuilding market conditions in the United States during recent years has mitigated our historical seasonal variations.  Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur.  Additionally, information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary.  Actual results could differ from these estimates if conditions are significantly different in the future.  Additionally, using different estimates or assumptions in our critical accounting estimates and policies could have a material impact to our consolidated financial statements. See “ Forward-Looking Statements” below.

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement filing on Form S-1 (File No. 333-188866), as amended, made effective on July 24. 2013.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance, which is related to financial statement presentation only, is not expected to have a material effect on our consolidated financial position or results of operations.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case; the negative of such terms and other variations or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of Part II of this Quarterly Report on Form 10-Q. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt, including our senior secured term notes due 2017 and any future borrowings under the Stonegate Loan.  As of June 30, 2013, we had $125.0 million outstanding under our senior secured term notes due 2017 and no borrowings outstanding under the Stonegate Loan.  Assuming the Stonegate Loan is fully drawn and $125.0 million remains outstanding under our senior secured term notes due 2017, a hypothetical one percentage point increase in interest rates on our variable rate debt would increase our annual interest expense by approximately $100,000.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during 2013.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Proceedings and Claims Related to our Bankruptcy Case

Bankruptcy Claims

On August 4, 2008, the Debtors filed voluntary petitions for reorganization relief under Bankruptcy Code in the Bankruptcy Court.  The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009.  The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009.  The Plan was declared effective on September 3, 2009 and the Debtors emerged from bankruptcy on that date.

WCI is responsible to satisfy only those claims against the Debtors as specified in the Plan and the Confirmation Order.  WCI satisfied claims by the Debtors’ primary financial creditors against the Debtors with the issuance to such holders on September 3, 2009 of (a) the senior secured term loan, (b) the senior secured subordinated term loan, and (c) 95% of the shares of common stock issued under the Plan (without accounting for certain shares reserved for issuance or issuable on account of preferred shares issued under the Plan).  In addition, the Plan and the Confirmation Order required WCI to satisfy the following claims against the Debtors: (a) certain “Allowed” claims that are entitled to priority status under section 507(a) of the Bankruptcy Code, by payment in full; (b) certain “Allowed” secured claims, by payment in full; and (c) certain unsecured claims that are “Allowed” in an amount of $135,000 or less, by payment at a rate of 2% of the amount of the claim.  In order for a claim to be “Allowed” under the terms of the Plan of Reorganization, among other things, it must (a) have been (i) timely asserted against, or (ii) formally acknowledged by, the Debtors in the Chapter 11 Cases, and (b) be liquidated, non-contingent, and undisputed.

WCI has resolved and satisfied a substantial majority of the claims asserted to date against the Debtors in the Chapter 11 Cases for which it is responsible under the Plan and the Confirmation Order.  Based on the amount asserted by the purported creditors in the remaining unsatisfied and unresolved claims, as of August 20, 2013, WCI’s maximum liability was $528,000 with respect to such claims.  However, we believe that some of the claims filed as secured claims will not be paid in full and therefore WCI’s maximum liability for the claims that remain unsatisfied and unresolved is substantially less than $528,000.

The Plan and the Confirmation Order provide that, other than as provided therein, and as generally described above, neither WCI nor any of its subsidiaries is responsible for any obligation of the Debtors arising prior to September 3, 2009.  The Plan and the Confirmation Order further provide that all persons are precluded from and forever barred against asserting any claim against WCI, any of its subsidiaries, or any of their respective assets, based upon any act, omission, transaction, or other activity of any kind or nature that occurred or came into existence prior to September 3, 2009, whether or not the facts of or legal bases were known or existed prior to the Effective Date.

Notwithstanding the provisions of the Plan and the Confirmation Order, WCI and certain of its subsidiaries have been subject to certain actions for certain alleged acts, omissions, transactions, or other activities of certain of the Debtors that occurred or came into existence prior to September 3, 2009. It is our policy to vigorously oppose such actions. WCI and certain of its subsidiaries are presently party to two separate litigations that we have asserted are being prosecuted in contravention of the Plan and the Confirmation Order. However, certain factual and legal issues in one of these litigations remains unresolved and there therefore exists a risk that such issues could be resolved against WCI. In such an event, WCI could be liable to satisfy in full any final judgment entered in favor of the plaintiff therein.

The Watermark Condominium Residences Association, Inc. Matter

The Watermark Condominium Residences Association, Inc. (the “Watermark Association”) administers and manages a luxury condominium tower in Hudson County, New Jersey, known as “The Watermark.” Debtor WCI Towers Northeast USA, Inc. (“WCI Towers”) was the sponsor and developer of The Watermark, construction of which was completed in 2008.  The Watermark Association filed a proof of claim in the Chapter 11 Cases on February 5, 2009 in an unliquidated amount.  Following the Effective Date, WCI reached a settlement in the state court litigation it had commenced in the Superior Court of New Jersey, Hudson County, whereby the general contractor for The Watermark agreed to pay to WCI the amount of $1.4 million.  The Watermark Association moved to impose a constructive trust on the proceeds of that settlement.  The settlement was funded and the $1.4 million settlement currently remains in escrow pending the resolution of the Watermark Association’s constructive trust motion.  The New Jersey state court judge deferred ruling on the constructive trust until the Bankruptcy Court provides guidance on whether the settlement proceeds are property of the bankruptcy estate.

Additionally, the Watermark Association has sued WCI, WCI Towers and several former WCI employees and subcontractors in a separate lawsuit in the Superior Court of New Jersey, Hudson County, to recover damages arising from certain alleged construction defects at The Watermark.  WCI and WCI Towers moved to dismiss the Watermark Association’s complaint on the basis that, among other things, the claims asserted therein arose prior to the effective date of the Plan of Reorganization and are therefore subject to the treatment provided under the Plan of Reorganization. The motion to dismiss is currently pending.

The Company has reached a preliminary settlement, subject to Court approval and execution of settlement documents with all parties.  The Company believes that the settlement will not have a material adverse effect on our financial condition, results of operations, or cash flows.

The Lesina at Hammock Bay Condominium Association, Inc. Matter

The Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”), administers and manages a luxury condominium tower in Collier County, Florida, which was built and developed by one of the Debtors.  The Lesina Association filed a proof of claim in the

Chapter 11 Cases on February 2, 2009 in an unliquidated amount.  On April 11, 2012, the Lesina Association filed a motion in the Bankruptcy Court requesting a declaration from the Bankruptcy Court that its claims arose after the September 3, 2009 effective date of the Plan and that the Lesina Association is therefore entitled to commence a state court action for warranty claims against WCI.  WCI opposed this motion and the Bankruptcy Court ordered the Lesina Association and WCI to mediation.  The mediation was unsuccessful and on May 17, 2013, the Bankruptcy Court granted the Lesina Association’s motion and determined that the Plan does not bar the Lesina Association from pursuing its statutory warranty claims and assessment claims against the Company.  The Company is appealing this decision.  The Company disputes the allegations made in this action and is vigorously defending this action.

Other Proceedings

We are subject to various other claims, complaints and other legal actions arising in the normal course of business.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  Nevertheless, we believe the outcome of any of these currently existing proceedings, even if determined adversely, would not have a material adverse effect on our financial condition, results of operations and/or cash flow.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, results of operations and/or cash flow.  You should carefully consider the risk factors set forth below and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or cash flow.

Risks Related to Our Business

The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.

In 2012, several housing markets stabilized and began recovering after years of weak demand and excess supply during the housing downturn. In these markets, there were generally more sales of new and resale homes, higher selling prices and fewer homes available for sale, in each case as compared to the prior year. There were also more overall housing starts and construction permits authorized in the United States, reflecting increased construction activity. These trends have been driven in large part by record-low interest rates for mortgage loans that, in combination with relatively low home selling prices, have made homeownership more affordable compared to historical levels and to rental housing costs, which have been rising over the past few years.

With the emerging housing recovery, we and other homebuilders for the most part reported higher orders and deliveries and better financial results in 2012 than in 2011. While some of the many negative factors that contributed to the housing downturn may have moderated in 2012, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions. These negative factors include (a) weak general economic and employment growth that, among other things, restrains consumer incomes, consumer confidence and demand for homes; (b) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to a “shadow inventory” of lender-owned homes that may be sold in competition with new and other resale homes at low “distressed” prices or that generate short sales activity at such price levels; (c) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (d) volatility and uncertainty in U.S. financial, credit and consumer lending markets amid slow growth or recessionary conditions; and (e) tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. Additional headwinds may come from the efforts and proposals of lawmakers to reduce the debt of the federal government and/or solve state budget shortfalls through tax increases and/or spending cuts, and financial markets’ and businesses’ reactions to those efforts and proposals, which could impair economic growth. Given these factors, we can provide no assurance that the present housing recovery will continue or gain further momentum, whether overall in the United States or in Florida.

The present housing recovery is relative to an extremely low level of consumer demand for homes, home sales and new residential construction activity, reflecting the severity of the housing downturn. Even with the upturn in 2012, our and the homebuilding industry’s sales, deliveries, revenues and profitability remain well below, and may not return to, the peak levels reached shortly before the housing downturn began. If the present housing recovery stalls or does not continue at the same pace, or any or all of the negative factors described above persist or worsen, particularly if there is limited economic growth or a decline, low growth or decreases in employment and consumer incomes, and/or continued stringent mortgage lending standards and practices, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate and our ability to operate profitably, and the effect may be material.

Our business is cyclical and significantly affected by changes in general and local economic conditions.

Demand for new homes is cyclical and highly sensitive to economic conditions over which we have no control, including changes in:

•                  short- and long-term interest rates;

•                  inflation;

•                  employment levels and job and personal income growth;

•                  housing demand from population growth, household formation and other demographic changes, among other factors;

•                  availability and pricing of mortgage financing for homebuyers;

•                  consumer confidence generally and the confidence of potential homebuyers in particular;

•                  U.S. and global financial system and credit market stability;

•                  private party and government mortgage loan programs (including changes in Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal Housing Administration (the “FHA”) conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•                  federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses;

•                  supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing;

•                  the rate at which “shadow inventory” enters into the housing market;

•                  homebuyer interest in our current or new product designs and new home community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•                  real estate taxes.

Adverse changes in these conditions may affect our business generally or may be more prevalent or concentrated in particular regions or localities in which we operate. Economic conditions in some of our markets continue to be characterized by varying levels of uncertainty. Any deterioration in economic conditions or continuation of uncertain economic conditions would have a material adverse effect on our business.

Adverse changes in economic conditions can also cause demand and prices for our homes to diminish or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many buyers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our buyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In addition, because we primarily target buyers for homes in luxury lifestyle communities, we may be more susceptible to adverse changes in general and local economic conditions.

In the past, we have incurred losses and may have difficulty maintaining profitability in the future.

Since emerging from bankruptcy in September 2009, we had net losses in two of the last three fiscal years. Even if we maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis going forward. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. As a result, the price of our common stock may decline.

Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline.

In 2012, substantially all of our revenues were generated from our Florida operations. During the downturn from 2006 to 2010, the value of land, the demand for new homes and home selling prices declined substantially in Florida, which materially and adversely impacted our business, financial condition and results of operations. Although the Florida housing market continues to recover, we cannot predict the extent of its further recovery or timing. There can be no assurance that our business, financial condition and results of operations will not be further adversely affected if the conditions in Florida do not continue to improve or any improvement takes place over an extended period of time. Because our operations are concentrated in Florida, a prolonged economic downturn in one or more Florida markets could have a material adverse effect on our business, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more geographically diversified operations. Slower rates of population growth or population declines in our Florida markets, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our business, financial condition and results of operations. Additionally, if buyer demand for new homes in Florida weakens, home selling prices may decline, which will adversely impact our profitability.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis, primarily due to our Homebuilding segment. Because many of our Florida buyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, profits and cash flows. Typically, we expect to generate a higher proportion of our annual total Homebuilding revenues in the fourth quarter. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Additionally, delays, severe weather, natural disasters or significant negative economic events that occur in the fall or early winter may have a disproportionate effect on revenues, profits and cash flows for the year. We believe that quarter to quarter comparisons of our results should not be relied upon as an indicator of future performance. As a result of such fluctuations, the price of our common stock may experience volatility. See Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

We may not be able to maintain our gross margins in our Homebuilding segment in the future.

Our high Homebuilding gross margins for the year ended December 31, 2012 and the three months ended June 30, 2013 were partially attributable to the low book value of our land, which was reset to then-current fair market values in September 2009 in connection with our restructuring and in accordance with fresh start accounting requirements. We expect that homes delivered from communities we owned in September 2009 that were reset to then-current fair market values will have a gross margin percentage approximately 5-10% higher than homes delivered from our most recent land acquisitions. As of June 30, 2013, we owned approximately 6,300 home sites that benefit from being reset to fair value in September 2009. While we currently have significant land inventory at an attractive book value when compared to the current fair market value of that land, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate the positive impact of our low book value land on our Homebuilding gross margin will begin to decline. Additionally, the opportunity to purchase substantially finished home sites in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more on land development, as we are purchasing more undeveloped land and partially finished home sites. Moreover, weak general economic conditions, including low employment and population growth, future competition and other factors may impact our ability to realize sales prices in excess of the book value of our land inventory or to continue to increase our home selling prices and increase sales in new communities and neighborhoods. These factors could impact our ability to maintain our current level of Homebuilding gross margins in the future.

The homebuilding industry and housing market are very competitive, and competitive conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land assets, financing, building materials, and skilled management talent and trade labor. We compete in each of our markets with other local, regional and national homebuilders. Other homebuilders also have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide an advantage in their respective regions or local markets. In addition, a number of our primary competitors are relatively larger companies, have longer operating histories, have higher business volumes, have relationships with more suppliers and subcontractors and may have more resources or a lower cost of capital than us. We may be at a competitive disadvantage with regard to certain competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future downturn in the Florida housing market. While we do not provide any mortgage brokerage services, several of our competitors do provide such services, which may provide them with a competitive advantage. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. The competitive conditions in the homebuilding industry can result in:

•                  difficulty in our acquiring raw materials, skilled management and trade labor at acceptable prices;

•                  our selling homes at lower prices

•                  our offering or increasing sales incentives, discounts or price concessions for our homes;

•                  our delivering fewer homes;

•                  our incurring higher construction and land costs;

•                  our selling fewer homes or experiencing higher home purchase contract cancellations by buyers;

•                  impairments in the value of our inventory and other assets;

•                  difficulty in acquiring desirable land assets that meet our investment return criteria, and in selling our interests in land assets that no longer meet such criteria on favorable terms;

•                  delays in the construction of our homes; and/or

•                  difficulty in securing external financing, performance bonds or letters of credit facilities on favorable terms.

These competitive conditions may adversely affect our business, financial condition and results of operations by decreasing our revenues, impairing our ability to successfully execute our land acquisition and land asset management strategies, increasing our costs and/or diminishing growth in our Homebuilding segment.

Labor and raw materials and building supply shortages and price fluctuations and other problems in the construction of our communities could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced labor and raw material shortages and has been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of labor, concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our communities. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. We have also observed that the cost of labor and raw materials has been increasing as a result of an improving housing market in Florida. If the sale price of homes does not keep pace with these increased costs, our gross margins could be negatively affected. During the recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market, which may limit capacity for new construction until the labor base grows. In addition, the cost of petroleum products, which are used to deliver our materials, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents, which could affect the price of our important raw materials. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We must also contend with other risks associated with construction activities, including the inability to obtain insurance or obtaining insurance at significantly increased rates, cost overruns, labor disputes, unforeseen environmental or engineering problems, work stoppages and natural disasters, any of which could delay construction and result in a substantial increase in costs which would reduce our profitability. Claims may be asserted against us for construction defects, architectural and/or design defects, personal injury or property damage, product liability and warranty claims, and these claims may give rise to liability. Where we hire contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our contractors, we may become responsible for the losses or other obligations of the contractors, which may materially and adversely affect our business, financial condition and results of operations. Should losses in excess of insured limits occur, the losses could adversely affect our business, financial condition and results of operations. In addition, our results of operations could be negatively impacted in the event that a contractor for our residential construction experiences significant cost overruns or delays and is not able to absorb such impacts or if buyers make claims for rescission arising out of substantial delays in completion of a building and their units.

Because our business depends on the acquisition of new land, a shortage of available land could limit our ability to develop new communities, increase land costs and reduce our revenues and/or negatively affect our results of operations.

Our long-term success and growth strategy depend in part upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control. We may compete for available land with entities that possess significantly greater financial, marketing and other resources. In addition, we may be unable to obtain financing to purchase new land on satisfactory terms or at all. Competition generally may reduce the amount of land available and the willingness to sell at reasonable prices, increasing the cost of such land. Restrictive governmental regulations, including, but not limited to, zoning regulations and environmental requirements, may also affect the availability and market value of land. If a sufficient amount of suitable land opportunities does not become available, it could limit our ability to develop new communities, increase land costs and negatively impact our business, financial condition and results of operations.

If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.

The risk of owning developed and undeveloped land can be substantial for us. Our current growth strategy will require us to invest a significant portion of our capital in new land acquisitions over the next several years. The successful execution of this strategy will significantly increase the amount of land we hold. The market value of the undeveloped land, buildable home sites and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions. There is an inherent risk that the value of the land owned by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for home sites controlled under option or similar contracts may be put at risk. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of buyers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory or land development costs increase beyond our anticipated construction costs, our profitability may be adversely affected and we may not be able to recover our costs when we sell and build houses.

Prior to 2012, we experienced several years of negative economic and market conditions, which have resulted in the impairment of a number of our land positions. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that asset. In 2011, we recorded asset impairments of $11.4 million and did not record any asset impairments in 2012. For the six months ended June 30, 2013, we did not record any asset impairments. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. If economic or market conditions do not continue to improve, we may have to impair additional land holdings and projects, write off option deposits (if applicable), sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market. If, as planned, we significantly increase the amount of land we hold over the next several years, we will also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions deteriorate, this deterioration would have a significantly greater adverse impact on our business, financial condition and results of operations.

If we are not able to develop our communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

Before a community generates any revenues, material expenditures are required to acquire land, to obtain or renew permits, development approvals and entitlements and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. There may be a lag between the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. We can also experience significant delays in obtaining permits, development approvals and entitlements. In addition, we may also have to renew existing permits and there can be no assurance that these permits may be renewed. Lag time varies on a project-by-project basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. Litigation challenging project approvals could also add additional time to the development approval process. As a result of this lag, we face the risk that demand for housing may decline during this period and we will not be able to dispose of developed properties on undeveloped land or home sites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land, options for land and developed home sites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Furthermore, after a delay, we may face increased development costs due to prices that exceed our anticipations as a result of inflation or other causes.

It generally takes several years for a community development to achieve cumulative positive cash flow. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on our financial condition and results of operations. In addition, if we experience delays which result in a decline in market values of our home inventories, undeveloped land, any options for land and developed home sites, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets in accordance with GAAP if values decline.

Our business and results of operations are dependent on the availability and skill of subcontractors.

All of our residential construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors during times of material shortages and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Moreover, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. We typically reserve approximately 0.5% of the selling price of each home we sell to provide the customer service to our homebuyers, which is subject to change based on our warranty experience. These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be injured.

In addition, although subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of subcontractors as employees of homebuilders, homebuilders using subcontractors could be responsible for wage, hour and other employment-related liabilities of their subcontractors. In the event that a regulatory agency reclassified the employees of our contractors as our own employees, we could be responsible for wage, hour and other employment-related liabilities of our subcontractors.

We are subject to extensive governmental regulation, which may substantially increase our costs of doing business and negatively impact our financial condition and results of operations. Failure to comply with laws and regulations by our employees or representatives may harm us.

Our Homebuilding operations, including land development activities, are subject to extensive federal, state and local statutes, ordinances, rules and regulations, including environmental, zoning and land use, building, employment and worker health and safety regulation. These regulations affect all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. In addition, larger land parcels are generally undeveloped and may not have all of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. During the development process, we must obtain a number of approvals from various governmental authorities that regulate matters such as:

•                  permitted land uses, levels of density and architectural designs;

•                  the building of roadways and creation of traffic control mechanisms and the installation of infrastructure for utility services, such as water, sewage and waste disposal, drainage and storm water control, electricity and natural gas;

•                  the dedication of acreage for open space, parks, schools and other community services; and

•                  the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters.

These government entities often have broad discretion in exercising their approval authority. The approval process can be lengthy and cause significant delays or result in a temporary or permanent halt to the development process. The approval process may involve public input and public hearings and may also be opposed by neighboring landowners, consumer or environmental groups, among others, and that in turn can also cause significant delays or permanently halt the development process. Litigation challenging government approvals could also cause significant delays or halt the development process. Delays or a temporary or permanent halt in the development process can cause substantial increases to development costs, delays in constructing and selling homes, or cause us to abandon the project and to sell the affected land at a potential loss, which in turn could harm our results of operations.

In addition, new housing developments are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales and/or profitability.

Our projects may also contain water features such as lakes or marinas for boating or other recreational activities. These water features may be subject to governmental regulations that could result in high maintenance costs. Additionally, there is the potential for liability related to recreational use by residents and guests.

As climate change concerns grow, legislation and regulatory activity of this nature is expected to continue and become more onerous. Similarly, energy related initiatives will impact a wide variety of companies throughout the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an indirect adverse effect on our business, financial condition and results of operations to the extent the suppliers of our materials are burdened with expensive or onerous energy or environmental-related regulations. Additionally, energy efficiency requirements imposed by government regulations on new housing development could add to building costs, which in turn could reduce profitability.

Our title insurance operations are subject to applicable insurance and other laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the homebuyer.

Moreover, Florida has enacted legislation to regulate homeowner associations, which affects the master and condominium associations we manage or control in our communities. Furthermore, we are also subject to state legislation and IRS rulings pertaining to community development districts (“CDDs”). A CDD is a local, special purpose government framework authorized by Florida’s Uniform Community Development District Act of 1980, as amended, and provides a mechanism to manage and finance the infrastructure required to develop new communities. CDDs are legal entities with the ability to enter into contracts, own property, sue and be sued, and impose and levy taxes and/or assessments. CDDs are subject to audit and rulings from the IRS with respect to the tax-exempt status of their bonds.

It is possible that individuals acting on our behalf (including our contractors and their subcontractors) could intentionally or unintentionally violate some of the foregoing federal, state and local laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our buyers may be damaged. Further, other acts of bad judgment may also result in negative financial consequences.

Compliance with applicable environmental laws may substantially increase our costs of doing business, which could negatively impact our financial condition and results of operations.

We are subject to various federal, state and local environmental laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. Our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. Compliance with these laws and regulations may also restrict or delay our homebuilding activity. The inability to grow our business or pay these costs could reduce our profits. In addition, our operating costs may also be affected by our compliance with, or our being subject to, environmental laws, ordinances and regulations relating to hazardous or toxic substances of, under, or in such property. These costs could be significant and could result in decreased profits or the inability to develop our land as originally intended.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. We may also become subject to challenges by third parties, such as environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals for our projects and operations. In those cases where an endangered or threatened species is involved and a related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on or the prohibition of development and building activity in identified environmentally sensitive areas. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

From time to time, the U.S. Environmental Protection Agency (the “EPA”) and similar federal or state agencies conduct inspections of our properties for compliance with these environmental laws and a failure to strictly comply may result in an assessment of fines and penalties and an obligation to undertake corrective actions. Any such enforcement actions may increase our costs.

Under various environmental laws, current or former owners or operators of real estate, whether leased or owned, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination, regardless of whether such contamination or environmental conditions were created by us or a prior owner or tenant, or by a third party or neighboring property. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Although environmental site assessments conducted at our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations, and we are not aware of any material environmental liability or concerns, there can be no assurance that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, financial condition or results of operations.

Government entities in regions where we operate have adopted or may adopt slow or no growth initiatives, which could adversely affect our ability to build or timely build in these areas.

Local governments in some of the areas where we operate have approved, and others where we operate or may operate in the future may also approve, various “slow growth” or “no growth” homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those jurisdictions. Approval of “slow growth,” “no growth” or similar initiatives (including the effect of these initiatives on existing entitlements and zoning) could adversely affect our ability to build or timely build and sell homes in the affected markets and/or create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

Substantial increases in mortgage interest rates or the unavailability of mortgage financing could lead to fewer home sales, which would reduce our revenues.

Our Homebuilding and Real Estate Services businesses depend on the ability of some homebuyers to obtain financing for the purchase of their homes. Since 2009, the mortgage lending industry in the United States has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payments requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the downturn had caused almost all lenders to stop offering subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac and FHA standards. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes. In general, these developments have delayed any general improvement in the housing market. If our potential homebuyers, the buyers of our homebuyers’ existing homes or other customers of our Real Estate Services businesses cannot obtain suitable financing, our business, financial condition and results of operations could be adversely affected.

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and the sales of new homes. It is also possible that these entities, as reformed, or the successors to these entities may require changes to the way title insurance is priced or delivered, changes to standard policy terms or other changes, which may make the title insurance business less profitable and adversely affect our title insurance operations.

Moreover, the FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, can be a source for financing the sale of our homes. In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks has reduced opportunity for those buyers. In the near future, further restrictions are expected on FHA-insured loans, including limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect the volume of homes sold to those buyers seeking FHA financing.

Furthermore, the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 implemented new requirements relating to residential mortgages and mortgage lending practices. These include, among others, minimum underwriting standards, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions may reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could adversely affect our home sales, financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.

As of June 30, 2013, we had $114.4 million of net operating loss (“NOL”) carryforwards for tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses are generated, after which time they will expire. State NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for a period of time ranging from 5 to 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. Moreover, the rate at which we can utilize our NOL carryforwards is also limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended. A Section 382 ownership change generally occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, we believe that we have previously experienced ownership changes affecting our current NOL carryforwards including an ownership change that may have occured as a result of our IPO. In addition, our ability to use our NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be a result of changes in the markets in which we do business, our profitability and general economic conditions. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used and, therefore, could reduce the value of our deferred tax assets.

We may not be successful in our effort to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.

A principal component of our business strategy is to continue to grow profitably in a controlled manner, including, where appropriate, through land and other acquisitions. Any future acquisitions would be accompanied by risks such as:

•                  our inability to obtain development and other approvals from various governmental authorities necessary to close acquisitions;

•                  the overvaluation of our targeted acquisitions;

•                  diversion of our management’s attention from ongoing business concerns;

•                  our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;

•                  difficulties in assimilating the operations and personnel of acquired companies or businesses; and

•                  difficulties involved in acquisitions that are outside of our existing markets.

Moreover, acquisitions may require us to incur or assume additional indebtedness, resulting in increased leverage. Any significant acquisition may result in a weakening of our financial position and an increase in our cost of borrowings. Acquisitions may also require us to issue additional equity, resulting in dilution to existing stockholders.

We cannot guarantee that we will be successful in implementing our acquisition strategy, and growth may not continue at historical levels, or at all. The failure to identify or complete acquisitions, or successfully execute our plans for the acquisition, could adversely affect our future growth. Specifically, any delays or difficulties encountered prior to or after the closing of such acquisitions could increase costs and otherwise affect our business, financial condition and results of operations.

In addition, while we typically enter into purchase or option contracts for the acquisition of land, there can be no assurance that even after execution of these contracts we will be able to consummate these acquisitions on the terms included therein or at all, including, but not limited to, because of our inability to obtain governmental approvals and entitlements, matters uncovered in due diligence, including environmental and title matters, and other regulatory and community issues. Moreover, in some cases where we do not go forward with an acquisition, we may lose our deposits and/or be able unable to recover our due diligence, development and other transaction costs and expenses. When we enter into non-binding letters of intent for land acquisitions, for example, it is also possible that we may choose not to or may be unable to, for reasons beyond our control, enter into binding agreements. Additionally, in any land acquisition, we may underestimate land development costs, which could reduce our profitability.

Even if we overcome these challenges and risks, we may not realize the anticipated benefits of these acquisitions and there may be other unanticipated or unidentified effects. While we would typically seek protection through warranties and indemnities, as applicable, significant liabilities may not be identified in due diligence or come to light after the expiration of any warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and results of operations and could lead to a decline in the price of our common stock.

We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or the other partners in the joint venture to fulfill their obligations.

We selectively enter into business relationships through partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures have historically been utilized to acquire, develop, market and operate timeshare, golf course and other amenity projects. Our joint venture operations face all of the inherent risks associated with real estate and construction, such as obtaining permits, complying with applicable federal, state and local laws and regulations, and obtaining financing, that are described elsewhere in this “Risk Factors” section. We face the additional risk that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. Therefore, we depend heavily on the other partners in each joint venture to both cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the joint venture and ensure that they, and the joint venture, fulfill their respective obligations to us and to third parties. If the other partners in our joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources and suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, the termination of a joint venture may also give rise to lawsuits and legal costs.

Although our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future. If our joint ventures incur indebtedness in the future, the lenders may require us and the other partners to provide guarantees and indemnities to the lenders with respect to the joint venture’s debt, which may be triggered under certain conditions when the joint venture fails to fulfill its obligations under its loan agreements.

Tax law and interest rate changes could make home ownership more expensive or less attractive.

Tax law changes could make home ownership more expensive or less attractive. Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes subject to various limitations under current tax law. Various proposals have been publicly discussed to limit mortgage interest deductions and the exclusion of gain from the sale of a principal residence. If the federal government or a state government changes its income tax laws, including as some lawmakers have proposed, to eliminate or substantially modify these income tax deductions without offsetting provisions, then the after-tax cost of owning a new home would increase substantially for many of our potential buyers. This could adversely impact demand for and/or selling prices of new homes.

Increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, could adversely affect the ability of potential buyers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations.

In addition, availability of mortgage financing and increases in interest rates as a result of changes to U.S. monetary policies could significantly increase the costs of owning a home by making it more costly or extremely difficult to obtain financing, which in turn would adversely impact demand for and selling prices of homes. Any increases in interest rates could adversely affect our business, financial condition and results of operations. As a result, the price of our common stock and the value of your investment may decline.

Our sales, revenues, financial condition and results of operations may be adversely affected by natural disasters.

The Florida climate presents risks of natural disasters. To the extent that hurricanes, severe storms, floods, wildfires, soil subsidence and other weather-related and geological events, including sinkholes, or other natural disasters or similar events occur, our business may be adversely affected by requiring us to delay or halt construction, experience shortages in labor and raw materials, or to perform potentially costly repairs to our projects under construction and to unsold homes. There is also the possibility of environmental disasters occurring, such as oil spills in the Gulf of Mexico, which could result in costly repairs to our properties in affected areas and negatively impact the demand for new homes in those areas and otherwise adversely affect our business operations in the affected areas. There is also growing concern from the scientific community that an increase in average temperatures globally due to emissions of greenhouse gases and other human activities will cause significant changes in global weather patterns and, as a result, increase the frequency and severity of natural disasters. In the future, certain losses may not be insurable and a sizable uninsurable loss could materially affect our business. In addition, due to the concentrated nature of our operations, natural disasters affecting more than one of our Florida markets could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. See “—Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline.”

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully compensated by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies. Should an uninsured loss or a loss in excess of insured limits occur, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. In addition, we have a number of properties in Florida that are susceptible to hurricanes and tropical storms. While we generally carry windstorm and flood coverage with respect to these properties, the policies contain per occurrence deductibles and aggregate loss limits and sub-limits that limit the amount of proceeds that we may be able to recover. In addition, we could be liable to repair damage or meet liabilities caused by uninsured or excluded risks. We may be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

We act as a title agent and are subject to audits and contractual obligations due to our title insurance operations.

We act as a title agent for underwriters through our subsidiary, Watermark Realty, Inc., doing business as Florida Title & Guarantee. The title insurance industry is closely regulated by the Florida Department of Financial Services, Office of Insurance Regulation. These regulations impose licensing and other compliance requirements upon our title insurance business and require that we offer title insurance products in accordance with a promulgated rate schedule.

As a result of our position as a title agent, we are subject to regular and routine audits by title insurance underwriters for which we issue title policies. These audits review our compliance and risk management pertaining to escrow procedures, as well as our regulatory and underwriting procedures.

In addition, we are subject to compliance with the procedures imposed by our agency contracts with the underwriters. Title agencies are subject to liability in the event of any breach thereof arising from deviations from the agency contract requirements, including indemnifying the underwriter for claims.

Our real estate brokerage business is generally subject to intense competition.

We compete with other national real estate organizations, regional independent real estate organizations, discount brokerages, and smaller niche companies competing in local areas. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission.

In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and, while they were negatively impacted by the prolonged downturn in the residential housing market, they may adjust their model and increase their market presence in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for our company-owned brokerage business by establishing relationships with independent real estate agents and/or buyers and sellers of homes.

We also compete for the services of qualified licensed independent real estate agents. Some of the firms competing for real estate agents use a different model of compensating agents, in which agents are compensated for the revenue generated by other agents that they recruit to those firms. This business model may be appealing to certain agents and hinder our ability to attract and retain those agents. The ability of our brokerage offices to retain independent real estate agents is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value. Competition for real estate agents could reduce the commission amounts we retain after giving effect to the split with independent real estate agents, and possibly increase the amounts that we spend on marketing.

Independent real estate agents that work for our real estate brokerage business could take actions that could harm our business.

The real estate agents that work for our real estate brokerage business are independent contractors, and, as such, are not our employees, and we do not exercise control over their day-to-day operations. If these independent real estate agents were to provide diminished quality of service to buyers, our image and reputation may suffer materially and adversely affect our results of operations.

Additionally, independent real estate agents may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our image, reputation and goodwill.

Our real estate brokerage business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business.

We are subject to various laws and regulations containing general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, administration of escrow funds, collection of commissions, advertising and consumer disclosures. Under Florida state law, real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business. Although real estate sales agents historically have been classified as independent contractors, rules and interpretations of state and federal employment laws and regulations could change, including those governing employee classification and wage and hour regulations, and these changes may impact industry practices and our real estate brokerage operations. Florida state law requires real estate brokers to supervise the activities of their sales associates.

Our development, construction and sale of condominiums are subject to state regulation and claims from the homeowners association at each project.

A portion of our business is dedicated to the formation and sale of condominiums and subdivisions. Condominiums in the state of Florida are regulated by the State of Florida Department of Business and Professional Regulation (the “Department”). In connection with our development of condominiums and offering of condominium units for sale, we must submit regulatory filings to the Department, which will respond to and comment on our applications, and we are subject to Florida’s Condominium Act. Although we retain control of the condominium associations at a number of our projects, we are required to transfer control of the condominium association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third party owners. Although we maintain reserves for turnover purposes, transfer of control can result in claims with respect to deficiencies in operating funds and reserves, construction defects and other condominium-related matters by the condominium association and/or the third party condominium unit owners. Any material claims in these areas in excess of our reserves could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our operations as a whole.

Subdivisions are not regulated by the state of Florida, but there are statutory provisions governing subdivisions and homeowners associations which require adherence. As with condominium associations, although we retain control of the homeowners associations at a number of our projects, we are required to transfer control of the homeowners association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of subdivided home sites to third party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves (to the extent applicable), construction defects and other subdivision-related matters by the homeowners association and/or the third party subdivided lot owners. Any material claims in these areas could negatively affect our reputation in subdivision development and ultimately have a material adverse effect on our operations as a whole.

Shortfalls in association revenues leading to increased levels of homeowner association deficit funding could negatively affect our business.

As a developer, we typically deficit fund the homeowner associations we control until the turnover of the association to the residents. If we have insufficient sales of homes in any community, or if the number of delinquencies with respect to the payment of association assessments by the homeowners increase in any of our communities (in each case resulting in shortfalls in association revenues), our deficit funding levels may increase from historical levels, which could have an adverse impact on our financial condition and results of operations.

Increased insurance risk and adverse changes in economic conditions could negatively affect our business.

Insurance and surety companies are continuously re-examining their business risks, and have taken actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverage, imposing exclusions, such as mold damage, sinkholes, sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, change in coverage, change in terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our financial condition and results of operations.

Warranty, liability and other claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

As a homebuilder, we have been, and continue to be, subject to construction, architectural and design defects, product liability and home warranty claims in the ordinary course of business, including claims related to moisture intrusion and mold. These claims are common to the homebuilding industry and can be costly.

In certain legal proceedings, plaintiffs may seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend and, if we were to lose any certified class action suit, could result in substantial potential liability for us. We record reserves, if necessary, for such matters in accordance with GAAP. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically.

Although we create warranty and other reserves, we obtain insurance for construction defect claims and generally seek to require our subcontractors and design professionals to indemnify us for some portion of liabilities arising from their work, such policies and reserves may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims. Future claims may also arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. In addition, our future results of operations for any particular quarterly or annual period could be materially adversely affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation. Furthermore, one or more of our insurance carriers could become insolvent. In addition, the filing or threat of filing any claim against us, whether or not they are viable, may lead to negative publicity, which could adversely affect our reputation, home sales and the price of our common stock.

We may lose or fail to attract and retain key employees and management personnel.

An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, changes in immigration laws, trends in labor force migration, and other fluctuations in the labor market. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations. In addition, we do not maintain key person insurance in respect of any members of our senior management team. The loss of any of our management members or key personnel could adversely impact our business, financial condition and results of operations.

In addition, in order to compete in our industry effectively, we must ensure that the experience and knowledge of our employees is institutionalized and is not lost when personnel leave our Company due to retirement, redundancy, or other reasons. Failure to do so would adversely affect our standard of service to buyers, financial conditions and results of operations.

We may be subject to claims that were not discharged in the Chapter 11 Cases, which could have an adverse effect on our results of operations and profitability.

On August 4, 2008, the Debtors filed voluntary petitions for reorganization relief under the provisions of Chapter 11  in the Bankruptcy Court.  The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009. The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009. The Plan was declared effective on September 3, 2009  and the Debtors emerged from bankruptcy on that date.

Substantially all of the material claims relating to the operation of our business prior to the September 3, 2009 effective date of the Plan were resolved pursuant to the Plan and the Confirmation Order. In addition, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to the date of such confirmation. With a few exceptions, all claims relating to the operation of our business that arose prior to September 3, 2009 are either (1) subject to compromise and/or treatment under the Plan, or (2) discharged, in accordance with the Bankruptcy Code and terms of the Plan and the Confirmation Order. Circumstances in which claims and other obligations that arose prior to September 3, 2009 were not discharged primarily relate to executory contracts assumed in connection with the Chapter 11 Cases, any liability (if any) that does not fall into the definition of ‘claim’ under section 101(5) of the Bankruptcy Code, any non-dischargeable liability pursuant to section 1141(d)(6) of the Bankruptcy Code and, potentially, instances where a claimant had inadequate notice of the Chapter 11 Cases. Moreover, although the Plan contains various mechanisms and provisions intended to protect us from any liability for any act or omission occurring prior to or condition in existence as of September 3, 2009, persons have attempted and may continue to attempt to construe claims on account of such acts, omissions, or conditions as arising after September 3, 2009. The ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations and profitability.

Inflation may result in increased costs that we may not be able to recoup if housing demand declines.

Inflation can have an adverse impact on our results of operations because increasing costs of land, materials and labor may require us to increase the selling prices of homes in order to maintain satisfactory margins. If there is a reversal or slowing of the current housing market recovery, we may not be able to increase our home selling prices to help stimulate sales due to competition in the industry. As a result, we may have to decrease home selling prices, thus decreasing the value of our land inventory. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, our cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business, financial condition and results of operations.

An increase in home order cancellations could adversely impact our financial condition and results of operations.

During 2011 and 2012, 2.8% and 6.2% of our total home orders were canceled, respectively. In the six months ended June 30, 2013, 4.7% of our total home orders were canceled. These buyers contracted to buy a home but did not close on the transaction whether due to the economic downturn, failure to satisfy contingencies, mutual termination, default by the buyer, or otherwise. An increase in the rate or number of cancellations may adversely impact our home sales revenue and results of operations, as well as our backlog. In cases of cancellations, we remarket the home and usually retain any deposits that we are permitted to retain. These deposits may not cover the additional carrying costs and costs to resell the home.

Real estate investments are relatively illiquid and we may be unable to quickly sell our properties for satisfactory prices in response to adverse changes in economic or financial conditions.

Due to the relative lack of liquidity in real estate investments, we may be limited in our ability to respond to changes in economic or financial conditions by quickly selling our properties. As a result, we would be forced to hold properties that do not generate any revenue. We may have to sell homes or land at a loss and we may have to record impairment charges. In addition, we face the general unpredictability of the real estate market and may not always know whether we can sell homes at the prices we set or how long it may take to find a buyer and to close the sale of a property.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues and/or results of operations to decline.

As a community developer, we may be expected by community residents from time to time to resolve any real or perceived issues or disputes that may arise in connection with the operation, development and/or turnover of our communities. Any efforts made by us in resolving these issues or disputes could be deemed unsatisfactory by the affected residents and any subsequent action by these residents could negatively impact sales, which could cause our revenues and/or results of operations to decline. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or modify our community development plans, which could adversely affect our business, financial condition and results of operations.

We may become subject to litigation, which could materially and adversely affect us.

In the future we may become subject to litigation, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

A major health and safety incident could adversely affect our operations, create potential liabilities and harm our reputation.

Construction sites and our Homebuilding operations pose inherent health and safety risks to our employees and others. Due to regulatory requirements and the scale of our business, our health and safety performance is vital for the continued success of our business. A major health and safety incident may cause us to incur penalties and could expose us to liabilities. In addition, we may face significant negative publicity, which would adversely affect our reputation and relationships with members of the community, regulatory agencies and suppliers or contractors.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities as well as to maintain our business and employee records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Performance or security failures could expose the Company to operational and reporting risk and failures, as well as exposure to information security and privacy protection issues.

We may face utility or resource shortages or cost fluctuations, which could have an adverse effect on our operations.

A shortage of utilities or natural resources in geographic areas in which we operate may make it difficult for us to obtain regulatory approvals to begin our projects. Our existing projects may also be delayed, which would impose additional costs and jeopardize our ability to complete construction and meet our contractual obligations. Such shortages could adversely affect our inventories, particularly concrete and drywall, and could reduce demand for our homes and adversely affect our business.

In addition, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Such actions may cause delays in our projects, increase our costs, or limit our ability to operate in those geographic areas, which could adversely affect our business.

Risks Related to Our Indebtedness

We intend to use leverage in executing our business strategy, which may adversely affect our business, financial condition and results of operations.

We intend to employ prudent levels of leverage to finance our business, including the acquisition and development of our home sites and construction of our homes. As of June 30, 2013, we had $122.9 million of total debt outstanding, net of a discount of $2.1 million, all of which was from our 2017 Senior Secured Term Notes, the majority of which are held by our Principal Investors (as defined below). In addition, for the year ended December 31, 2012, our debt service obligations, which include interest payments and amortization of principal, if any, on debt outstanding, were $7.2 million, which consisted entirely of interest payments on our 2017 Senior Secured Term Notes. On August 7, 2013, we completed the issuance of $200.0 million of 6.875% senior notes due 2021 in a private offering. The net proceeds from the Notes Offering were approximately $196.0 million after deducting the initial purchasers’ discounts and other fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of our senior secured term notes due 2017, of which $125.0 million in aggregate principal amount were issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  In addition, we expect to enter into a four year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million (the “Revolving Credit Facility”).  Upon completion of these capital markets transactions, we will have approximately $280 million of available liquidity. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our amended and restated certificate of incorporation and bylaws do not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Our use of debt capital could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•                  our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt that is likely to result in acceleration of such debt;

•                  our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;

•                  our debt may limit our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited; and

•                  we may be required to dedicate a larger portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance our debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Our debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving holders of certain debt the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, financial condition and results of operations. Moreover, certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.

If we cannot obtain letters of credit and surety bonds, our ability to operate may be restricted.

We use letters of credit and surety bonds to secure our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements, primarily with governmental authorities. Under Florida law, we also need surety bonds in order to use homebuyers’ escrowed deposits for construction purposes, unless homebuyers waive their escrow rights. As of June 30, 2013, we had $3.0 million in letters of credit outstanding. Surety bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $9.6 million as of June 30, 2013, are typically outstanding over a period of approximately one to five years or longer depending on the pace of development. Our ability to obtain additional letters of credit and surety bonds primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the capacity of the markets for such bonds. We must also fully indemnify providers of surety bonds. Letters of credit and surety bond providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, or if we are required to provide credit enhancement, such as cash deposits, our ability to operate could be significantly restricted and could have an adverse effect on our business, liquidity, financial condition, and results of operations.

We may need additional financing to fund our operations or expand our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

Our access to additional third-party sources of financing will depend, in part, on:

•                  general market conditions;

•                  the market’s perception of our growth potential;

•                  with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•                  our debt levels;

•                  our expected results of operations;

•                  our cash flow; and

•                  the market price of our common stock.

The homebuilding industry is capital-intensive and we incur significant costs in the early stages of our projects in order to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the current volatility in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.

Our ability to make payments on and to refinance our indebtedness and to fund planned expenditures for land acquisitions, development and construction will depend on our ability to generate cash in the future. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand through acquisitions or organic growth faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

On August 7, 2013, we completed the issuance of the 2021 Notes in a private offering. The net proceeds from the Notes Offering were approximately $196.0 million after deducting the initial purchasers’ discounts and other fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of our senior secured term notes due 2017, of which $125.0 million in aggregate principal amount were issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  In addition, we expect to enter into the Revolving Credit Facility.  Upon completion of these capital markets transactions, we will have approximately $280 million of available liquidity.

After giving effect to these recent capital market transactions and based on current operations and anticipated growth, we believe we can meet our cash requirements with existing cash and cash equivalents and cash flow from operations (including sales of our homes and land). To a large extent, though, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling assets or operations or selling additional debt or equity securities. We cannot assure you that we will be able to do so on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

Our indebtedness may restrict our ability to pursue our business strategies.

The indenture governing our existing 2021 Notes and the senior loan agreement governing our $10.0 million senior loan with Stonegate Bank (the “Stonegate Loan”) restrict, and any debt we incur in the future, including the Revolving Credit Facility, will likely restrict, our ability to take specific actions even if we believe such actions may be in our best interests. These include, but are not limited to, covenants (financial and otherwise) generally affecting our ability, subject to certain exceptions and exemptions, to:

•                  incur additional indebtedness;

•                  declare or pay dividends, redeem stock or make other distributions to holders of capital stock;

•                  make investments;

•                  create liens;

•                  place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company;

•                  merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•                  make acquisitions of any assets constituting a business unit or any real property interest; and

•                  enter into transactions with affiliates.

In addition, we expect that the credit agreement governing the Revolving Credit Facility will also contain certain financial covenants and customary affirmative covenants.

Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we breach any of these covenants (financial or otherwise) or restrictions, we could be in default under the 2021 Notes, the Stonegate Loan or any other future financing arrangement we enter into, including the Revolving Credit Facility. This would permit the holders of the 2021 Notes or Stonegate Bank to take certain actions, including declaring the 2021 Notes or loan, as applicable, due and payable, together with accrued and unpaid interest. If the 2021 Notes, the Stonegate Loan or any other future financing arrangement that we enter into, including the Revolving Credit Facility were to be accelerated, our assets, in particular our liquid assets, may be insufficient to repay our indebtedness. A default could also limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. The occurrence of any default could have a material adverse effect on our business, financial condition and results of operations. See Item I Part 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Related to Our Organization and Ownership of Our Common Stock

Because of their significant stock ownership, our principal stockholders have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.

As of July 31, 2013, Monarch Alternative Capital LP and certain of its affiliates (collectively, “Monarch”) and Stonehill Institutional Partners, L.P. and certain of its affiliates (collectively, “Stonehill,” and together with Monarch, the “Principal Investors”) owned approximately 28.1% and 25.5% of our common stock, respectively. Due to their ownership, the Principal Investors have the power to control us and our subsidiaries, including the power to elect a majority of our directors, agree to sell or otherwise transfer a controlling stake in us and determine the outcome of all actions requiring a majority stockholder approval. In addition, pursuant to stockholders agreements that entered into with the Principal Investors in connection with our IPO for so long as a Principal Investor holds at least 60% of the shares of our common stock held by it at the consummation of the IPO, such Principal Investor will have the right to nominate two directors to the board of directors and one director to each board committee (subject to applicable independence requirements of each committee). When a Principal Investor owns less than 60%, but at least 20%, of the shares of our common stock held by it at the consummation of the IPO, such Principal Investor will be entitled to nominate one director to the board of directors and each board committee (subject to applicable independence requirements of each committee). In addition, we will agree to use commercially reasonable efforts to take all necessary and desirable actions within our control to cause the election, removal and replacement of such directors in accordance with the stockholders agreements and applicable law. Each Principal Investor also has agreed to vote for the other’s board nominees in accordance with the terms of a separate voting agreement between the Principal Investors.

The interests of our Principal Investors may differ from our interests or those of our other stockholders and the concentration of control in the Principal Investors will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power of these Principal Investors may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. Therefore, the concentration of voting power among these Principal Investors may have an adverse effect on the price of our common stock. Our Company may also take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment to decline.

As a newly public company, the share price for our common stock may fluctuate significantly.

Prior to our IPO, there has been no public market for our common stock.  Although we have listed our common stock on the New York Stock Exchange, an active trading market for our common stock may not be sustained.  If an active trading market is not sustained, investors may have difficulty selling shares of our common stock at the time they would like to sell, and the value of such shares might be materially impaired.

The market price of our common stock may be significantly affected by factors such as quarterly variations in our results of operations, changes in government regulations, the announcement of new contracts and acquisitions by us or our competitors, general market conditions specific to the homebuilding industry, changes in general economic and political conditions, volatility in the financial markets, changes in interest rates, threatened or actual litigation and government investigations, an adverse market reaction to the level of our indebtedness, the addition or departure of key personnel, actions taken by our shareholders, including the sale or disposition of their shares of our common stock, speculation in the press or investment community, changes in accounting principles, differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock.

The obligations associated with being a public company will require significant resources and management attention.

As a newly public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the Securities and Exchange Commission (the “SEC”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•                  prepare and distribute periodic reports and other stockholder communications in compliance with the federal securities laws and the New York Stock Exchange rules;

•                  have expanded the roles and duties of our board of directors and committees thereof;

•                  have a nominating committee;

•                  have internal audit functions;

•                  institute more comprehensive financial reporting and disclosure compliance functions;

•                  involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•                  enhance our investor relations function;

•                  maintain new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

•                  retain additional personnel;

•                  comply with New York Stock Exchange listing standards; and

•                  comply with the Sarbanes-Oxley Act.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. A number of these requirements will require us to carry out activities we have not done previously as a private company and complying with such requirements may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. We also expect that it will be difficult and expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

In the past, as a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended December 31, 2014, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Provisions of our charter documents or Delaware law could delay, discourage or prevent an acquisition of our Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management.

Our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions will include the following:

•                  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•                  the exclusive right of our board of directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•                  the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•                  the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•                  the required approval of at least 66 2/3% of the outstanding shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•                  no requirement that a special meeting of stockholders be called at the request of stockholders, other than at the request of either of the Principal Investors, so long as one of them or both together hold at least 10% of our shares outstanding, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, we have opted out of Section 203 of the Delaware General Corporation Law (“Section 203”), which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203. Specifically, our amended and restated certificate of incorporation provides that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the person became an interested stockholder, unless:

•                  prior to the time that person became an interested stockholder, our board of directors approved either the business combination or the transaction which resulted in the person becoming an interested stockholder;

•                  upon consummation of the transaction which resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced, excluding certain shares; or

•                  at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock, which is not owned by the interested stockholder.

Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock. However, in our case, the Principal Investors and any of their affiliates and subsidiaries and any of their direct or indirect transferees receiving 15% or more of our voting stock will not be deemed to be interested stockholders regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions. This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

These provisions in our amended and restated certificate of incorporation and bylaws and the Delaware General Corporation Law could limit the price that investors are willing to pay in the future for shares of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director, or officer, of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Our amended and restated bylaws also require that such person return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of August 20, 2013, we have 25,869,135 shares of outstanding common stock. All shares of our common stock sold in our IPO are freely tradable without restriction under the Securities Act, except for any shares that are held or acquired by our affiliates, as that term is defined in the Securities Act.

In connection with our IPO, we and our officers, directors, director nominees and one of our stockholders entered into lock-up agreements that, subject to certain exceptions, prevent the sale of shares of our common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock for 180 days after July 24, 2013, except with the prior written consent of Citigroup Global Markets Inc. (“Citigroup”). Additionally, substantially all of our other stockholders, including the Principal Investors, entered into lock-up agreements that, subject to certain exceptions, prevent the sale of shares of our common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock for a period of (a) with respect to 20% of their holdings, 120 days, provided that, until 180 days after the IPO, they are sold in an underwritten registered offering, (b) with respect to an additional 40% of their holdings, 180 days and (c) with respect to the remaining 40% of their holdings, 240 days, in each case, after July 24, 2013, except with the prior written consent of Citigroup. All of the shares of our common stock outstanding as of July 24, 2013, may be sold in the public market by existing stockholders 240 days after July 24, 2013, subject to applicable limitations imposed under federal securities laws.

As of July 31, 2013, stockholders holding approximately 15,257,745 shares of our common stock outstanding, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

In addition, under certain employee benefit plans, we may issue up to 2,987,000 shares of common stock, which consist of (a) up to 2,060,000 shares of our common stock pursuant to our 2013 Incentive Award Plan (of which 49,600 shares are outstanding under restricted stock grants as of August 20, 2013), (b) up to 839,753 shares of common stock pursuant to our Amended and Restated 2013 Long Term Incentive Plan and (c) up to 87,247 shares of common stock pursuant to our Amended and Restated 2013 Director Long Term Incentive Plan.  We have registered all of these shares under the Securities Act on a registration statement on Form S-8.  These shares, once issued and released from any restrictions thereon, will be able to be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up arrangements described above.

In the future, we may also issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both, and may result in future Section 382 limitations that could reduce the rate at which we utilize our NOL carryforwards. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. In addition, under the indenture governing the 2021 Notes and any future debt agreements, we may be unable to, pay cash dividends to our shareholders.

If securities analysts do not publish favorable reports about our Company or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

The trading price for our common stock will depend in part on the research and reports about our Company that are published by analysts in the financial industry. Analysts could issue negative commentary about our Company or our industry, or they could downgrade our common stock. We may also be unable to ensure that our Company receives sufficient research coverage and has visibility in the market. Any of these factors could result in the decline of the trading price of our common stock.

Non-U.S. holders may be subject to U.S. federal income tax on gains realized from the sale or other disposition of our common stock.

Due to our holdings in U.S. real property interests, we believe we currently are, and will continue to remain being for the foreseeable future, a “United States real property holding corporation” for U.S. federal income tax purposes. As a result, a non-U.S. holder generally will be subject to U.S. federal income tax on any gain realized on a sale or other disposition of our common stock, unless our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder did not actually or constructively own more than 5% of our common stock at any time during the shorter of (i) the five-year period preceding the date of the sale or other disposition and (ii) the non-U.S. holder’s holding period in such common stock. In addition, a 10% withholding tax could apply to the gross proceeds from a sale or other disposition of our common stock by a non-U.S. holder if our common stock is not regularly traded on an established securities market. A non-U.S. holder also will be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the sale or other disposition of our common stock that is subject to U.S. federal income tax. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of our common stock. For this purpose, a “non-U.S. holder” is a beneficial owner of our common stock that is not a United States person or partnership for U.S. federal income tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the three and six months ended June 30, 2013.  Additionally, there were no sales of unregistered equity securities during either period.

On May 24, 2013, we commenced our IPO of our common stock, par value of $0.01.  Pursuant to the Registration Statement on Form S-1 (File No. 333-188866), as amended, that was declared effective on July 24, 2013, we registered 7,841,954 shares of common stock (including a 30-day option granted by us to the underwriters in the IPO to purchase up to 1,022,863 shares of common stock, which has not been exercised).  6,819,091 shares of common stock were sold in the IPO at a price per share to the public of $15.00 for an aggregate offering price of $102.3 million. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint book-running managers of the IPO and as representatives of the underwriters. The IPO closed on July 30, 2013, and the net proceeds of the IPO to the Company were approximately $91.4 million, after deducting the underwriting discounts of approximately $6.9 million and offering expenses payable by us of approximately $4.0 million.  No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

We intend to use the net proceeds from this offering for general corporate purposes, including the acquisition and development of land and home construction.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended on July 24, 2013						*

3.2	Amended and Restated By-laws of the Company, as amended on July 24, 2013						*

4.1	Registration Rights Agreement, dated July 2, 2013, by and between WCI Communities, Inc. and WCI Communities, Inc. Creditor Trust	S-1/A	333-188866	4.5		7/9/13

4.2	Registration Rights Agreement, dated July 24, 2013, by and among WCI Communities, Inc., affiliates of Monarch Alternative Capital LP and Stonehill Institutional Partners, L.P.						*

4.3	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and affiliates of Monarch Alternative Capital LP						*

4.4	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and Stonehill Institutional Partners, L.P.						*

4.5	Indenture, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	8-K	001-36023	4.1		8/8/13

4.6	Registration Rights Agreement, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Citigroup Global Markets Inc., as representative for the initial purchasers.	8-K	001-36023	10.1		8/8/13

4.7	Specimen Certificate for shares of Common Stock	S-1/A	333-188866	4.1		7/9/13

4.8	Form of 6 7/8% Senior Note	8-K	001-36023	Exhibit A to 4.1		8/8/13

4.9	Form of Notation of Guarantee	8-K	001-36023	Exhibit F to 4.1		8/8/13

10.1	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-188866	10.1		7/9/13

10.2	Amendment and Waiver Letter to Note Purchase Agreement, dated April 25, 2013, among WCI Communities, Inc., the Guarantors party thereto, Wilmington Trust, National Association, and the Noteholders named therein	S-1	333-188866	10.2	(b)	5/24/13

10.3	Second Amendment to Lease Agreement, dated April 11, 2013, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5	(b)	5/24/13

10.4	Third Amendment to Lease Agreement, dated April 11, 2013, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5	(c)	5/24/13

10.5	WCI Communities, Inc. 2013 Incentive Award Plan						*

10.6	WCI Communities, Inc. Senior Executive Incentive Bonus Plan						*

10.7	Amended and Restated Employment Agreement, dated April 15, 2013, by and between Watermark Realty, Inc., WCI Communities, Inc., WCI Communities, LLC and Reinaldo Mesa	S-1	333-188866	10.18		5/24/13

10.8	Sixth Amendment to Real Estate Brokerage Franchise Agreement, dated May 28, 2013, by and between BRER Affiliates LLC (f/k/a Prudential Real Estates Affiliates, Inc.) and Watermark Realty, Inc. d/b/a Prudential Florida Realty	S-1/A	333-188866	10.24	(i)	6/14/13

10.9	Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Real, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25		5/30/13

10.10	First Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25	(a)	5/30/13

10.11	Second Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25	(b)	5/30/13

10.12	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan	S-1/A	333-188866	10.27		7/15/13

10.13	WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan (Employees)	S-1/A	333-188866	10.10	(a)	7/15/13

10.14	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan	S-1/A	333-188866	10.11	(a)	7/15/13

10.15	WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.12	(a)	7/15/13

10.16	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.13	(a)	7/15/13

10.17	Exchange Agreement, dated July 2, 2013, by and between WCI Communities, Inc. and WCI Communities, Inc. Creditor Trust	S-1/A	333-188866	10.26		7/9/13

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS†	XBRL Instance Document	**

101.SCH†	XBRL Taxonomy Extension Schema Document	**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	**

**           Furnished herewith.

†              In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
Date: August 20, 2013	(Registrant)

	By:	/s/ Keith Bass
Keith Bass
President and Chief Executive Officer

Date: August 20, 2013	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer