Form 10-Q
period 2013-09-30
WCI Communities, Inc.
filed 2013-11-12
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Common shares outstanding as of November 12, 2013:  25,869,148

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.                Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents	$201,835	$81,094
Restricted cash	7,992	10,875
Notes and accounts receivable	2,381	5,672
Real estate inventories	277,019	183,168
Property and equipment, net	24,019	24,313
Other assets	16,023	17,789
Income tax receivable	81	16,831
Goodwill	7,520	7,520
Total assets	$536,870	$347,262

Liabilities and Equity
Accounts payable and other liabilities	$39,872	$40,007
Customer deposits	23,237	15,921
Senior secured term notes	—	122,729
Senior notes	200,000	—
Total liabilities	263,109	178,657

Commitments and contingencies (Note 14)

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 and 20,000 shares authorized at September 30, 2013 and December 31, 2012, respectively;
Series A $0.01 par value; 0 shares issued and outstanding at September 30, 2013; 10,000 shares issued and outstanding at December 31, 2012	—	—
Series B $0.01 par value; 0 shares issued and outstanding at September 30, 2013; 1 share issued and outstanding at December 31, 2012	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,795,085 shares issued and 25,768,048 shares outstanding at September 30, 2013; 18,072,169 shares issued and 18,045,132 shares outstanding at December 31, 2012	258	181
Additional paid-in capital	297,625	203,833
Accumulated deficit	(26,214)	(37,664)
Treasury stock, at cost, 27,037 shares at September 30, 2013 and December 31, 2012	(196)	(196)
Total WCI Communities, Inc. shareholders’ equity	271,473	166,154
Noncontrolling interests in consolidated joint ventures	2,288	2,451
Total equity	273,761	168,605
Total liabilities and equity	$536,870	$347,262

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Revenues
Homebuilding	$60,802	$33,524	$145,054	$64,980
Real estate services	20,524	16,863	60,915	55,537
Amenities	4,192	3,778	16,620	15,241
Total revenues	85,518	54,165	222,589	135,758

Cost of Sales
Homebuilding	42,992	21,357	100,621	44,774
Real estate services	19,656	16,918	57,762	53,963
Amenities	5,713	5,095	18,343	17,134
Total cost of sales	68,361	43,370	176,726	115,871

Gross margin	17,157	10,795	45,863	19,887

Other income	(29)	(826)	(1,249)	(1,994)
Selling, general and administrative expenses	10,279	7,399	29,007	21,070
Interest expense	184	982	1,798	5,997
Expenses related to early repayment of debt	5,105	—	5,105	16,984
	15,539	7,555	34,661	42,057
Income (loss) from continuing operations before income taxes	1,618	3,240	11,202	(22,170)
Income tax benefit from continuing operations	—	51,313	85	52,250
Income from continuing operations	1,618	54,553	11,287	30,080
Income from discontinued operations, net of tax	—	17	—	118
Gain on sale of discontinued operations, net of tax	—	1,192	—	2,588
Net income	1,618	55,762	11,287	32,786
Net loss from continuing operations attributable to noncontrolling interests	340	261	163	119
Net income attributable to WCI Communities, Inc.	1,958	56,023	11,450	32,905
Preferred stock dividends	(18,980)	—	(19,680)	—
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$(17,022)	$56,023	$(8,230)	$32,905

Earnings (loss) per share attributable to common shareholders of WCI Communities, Inc.:
Basic
Continuing operations	$(0.71)	$3.06	$(0.41)	$2.28
Discontinued operations	—	0.07	—	0.20
Earnings (loss) per share	$(0.71)	$3.13	$(0.41)	$2.48
Diluted
Continuing operations	$(0.71)	$3.05	$(0.41)	$2.27
Discontinued operations	—	0.07	—	0.20
Earnings (loss) per share	$(0.71)	$3.12	$(0.41)	$2.47

Weighted average number of shares of common stock outstanding:
Basic	24,138	17,888	20,099	13,273

Diluted	24,138	17,944	20,099	13,307

Net income attributable to WCI Communities, Inc.:
Income from continuing operations	$1,958	$54,814	$11,450	$30,199
Income from discontinued operations	—	1,209	—	2,706
Net income attributable to WCI Communities, Inc.	$1,958	$56,023	$11,450	$32,905

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities
Net income	$11,287	$32,786
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	462	332
Amortization of debt discounts	243	1,389
Expenses related to early repayment of debt	5,105	16,984
Non-cash addition to senior subordinated secured term loan for PIK interest	—	6,930
Non-cash change in unrecognized tax benefit	—	(50,498)
Depreciation	1,513	1,540
Provision for bad debts	270	286
Gain on sale of discontinued operations	—	(4,265)
(Gain) loss on sale of property and equipment	69	(87)
Stock-based and other non-cash long-term incentive compensation expense	4,312	541
Changes in assets and liabilities:
Restricted cash	2,883	(2,847)
Notes and accounts receivable	3,021	(1,622)
Real estate inventories	(94,772)	(34,797)
Other assets	4,496	876
Income tax receivable	16,750	—
Accounts payable and other liabilities	1,362	276
Customer deposits	7,316	11,002
Net cash used in operating activities	(35,683)	(21,174)
Investing activities
Distribution of capital from unconsolidated joint venture	577	—
Additions to property and equipment	(1,525)	(819)
Proceeds from the sale of discontinued operations	—	10,069
Net cash (used in) provided by investing activities	(948)	9,250
Financing activities
Proceeds from the issuance of common stock, net	90,257	48,260
Proceeds from the issuance of senior notes	200,000	—
Proceeds from the issuance of senior secured term notes, net	—	122,500
Repayment on senior secured term notes	(126,250)	—
Repayment on senior subordinated secured term loan	—	(162,412)
Payments of debt issuance costs	(5,597)	(2,492)
Payments on community development district obligations	(338)	(569)
Payment of preferred stock dividend	(700)	—
Purchase of treasury stock	—	(41)
Net cash provided by financing activities	157,372	5,246

Net increase (decrease) in cash and cash equivalents	120,741	(6,678)
Cash and cash equivalents at the beginning of the period	81,094	43,350
Cash and cash equivalents at the end of the period	$201,835	$36,672

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

WCI Communities, Inc. is a lifestyle community developer and luxury homebuilder in several of Florida’s coastal markets.  Unless the context otherwise requires, the terms “we,” “us,” “our,” “WCI” and the “Company” refer to WCI Communities, Inc. and its subsidiaries.  Our business is organized into three operating segments: homebuilding, real estate services, and amenities. Our homebuilding operations design, sell, and build single- and multi-family homes targeting move-up, second-home, and active adult buyers.  Our real estate services businesses include real estate brokerage and title services. Our amenities operations own and operate golf courses and country clubs, marinas and resort-style amenity facilities within many of our communities.

On August 4, 2008, WCI’s predecessor company and certain subsidiaries (the “Debtors”) filed voluntary petitions for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. The Debtors filed a joint plan of reorganization (the “Reorganization”), which was declared effective on September 3, 2009, and the Debtors emerged from bankruptcy on that date. In conjunction with the emergence from bankruptcy, the Company was formed as a holding company that owns 100% of the equity in WCI Communities, LLC and WCI Communities Management, LLC.

On July 22, 2013, the Company filed with the Secretary of State of the state of Delaware an amendment to its then existing amended and restated certificate of incorporation to effectuate (i) a 10.3 for 1 stock split of its common stock and (ii) an increase of its authorized capital stock to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock.  In addition, on July 24, 2013, the Company filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all of the Company’s Series A, B, C, D and E common stock into a single class of common stock.

On July 30, 2013, the Company completed its initial public offering (the “IPO”), issuing 6,819,091 shares of its common stock, par value $0.01 per share, at a price to the public of $15.00 per share.  The shares are traded on the New York Stock Exchange under the ticker symbol “WCIC.” The net proceeds from the sale of common stock in the IPO were $90.3 million after deducting underwriting discounts and offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes, including the acquisition and development of land and home construction.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to, among other things, the seasonal nature of our business.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Registration Statement filing on Form S-1 (File No. 333-188866), as amended, made effective on July 24, 2013.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”) as defined under ASC 810, Consolidation (“ASC 810”), but which the Company has the ability to exercise control. In accordance with ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”), the equity method of accounting is applied to those investments in joint ventures that are not VIEs and the Company has either less than a controlling interest, substantive participating rights, or is not the primary beneficiary, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation.

The operations of the Company involve real estate development and sales and it is not possible to precisely measure the duration of the operating cycle of the Company. The accompanying consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice.

All share and per-share amounts of the Company’s common stock have been retroactively adjusted in the accompanying unaudited consolidated financial statements to reflect the abovementioned stock split, the new authorized share amounts and the conversion of our Series A, B, C, D and E common stock into a single class of common stock (Note 1).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities reported at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from these estimates.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance, which is related to financial statement presentation only, is not expected to have a material effect on our consolidated financial position or results of operations.

3. Real Estate Inventories and Capitalized Interest

Real estate inventories consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)

Land and land improvements held for development or sale	$200,113	$140,048
Work in progress	43,122	18,943
Completed inventories	24,542	15,005
Investments in amenities	9,242	9,172
Total real estate inventories	$277,019	$183,168

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy.  As of September 30, 2013 and December 31, 2012, the carrying value of land and land improvements held for sale was $1.8 million.

As of September 30, 2013 and December 31, 2012, single- and multi-family inventories represented approximately 89% and 84%, respectively, of total real estate inventories. Additionally, as of September 30, 2013 and December 31, 2012, high-rise inventories, which consisted of land and land improvements only, represented approximately 8% and 11%, respectively, of total real estate inventories.

Capitalized interest is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Capitalized interest, beginning of period	$11,685	$4,689	$7,959	$1,014
Interest incurred	3,644	3,600	10,547	12,730
Interest expensed	(184)	(982)	(1,798)	(5,997)
Interest charged to cost of sales	(1,317)	(556)	(2,880)	(996)
Capitalized interest, end of period	$13,828	$6,751	$13,828	$6,751

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(In Years)	2013	2012
		(in thousands)

Land and improvements	10 to 15	$13,869	$13,922
Buildings and improvements	5 to 40	13,958	14,100
Furniture, fixtures, and equipment	2 to 15	5,556	4,757
		33,383	32,779
Accumulated depreciation		(9,364)	(8,466)
Property and equipment, net		$24,019	$24,313

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.8 million and $22.2 million as of September 30, 2013 and December 31, 2012, respectively.

5. Other Assets

Other assets are summarized in the table below.

	September 30,	December 31,
	2013	2012
	(in thousands)

Debt issuance costs	$5,589	$2,282
Prepaid expenses	5,019	3,640
Cash held by community development districts (Note 9)	2,635	3,518
Cash deposits for letters of credit and surety bonds	814	3,857
Investments in unconsolidated joint ventures (Note 6)	—	700
Other	1,966	3,792
Total other assets	$16,023	$17,789

Cash paid for debt issuance costs aggregated $5.6 million and $2.5 million during the nine months ended September 30, 2013 and 2012, respectively.  During such periods, we wrote-off $1.8 million and $2.0 million, respectively, of net debt issuance costs, primarily as a result of our early repayment of debt.

6. Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures represent our ownership interest in real estate development and mortgage lending services, which are not considered VIEs, and are accounted for under the equity method, in accordance with ASC 323, when we have less than a controlling interest and significant influence, or are not the primary beneficiary, as defined in ASC 810. While we have a 51% ownership in Pelican Landing Timeshare Ventures, the noncontrolling interest has substantive participating rights relating to operating decisions of the venture and, therefore, we account for our investment under the equity method.

Our investments in unconsolidated joint ventures are summarized in the table below.

		Percentage of Ownership
		September 30,	December 31,
Name of Joint Venture	Description	2013	2012
Pelican Landing Timeshares Ventures (“Pelican Landing”)	Multi-family timeshare units - Bonita Springs, Florida	51.0%	51.0%

Florida Home Finance Group LLC (“FHFG”)	Mortgage banking operations	—	49.9%

In conjunction with our Reorganization and in accordance with ASC 852, Reorganizations (“ASC 852”), we revalued our investments in unconsolidated joint ventures to fair value, which resulted in our carrying value in Pelican Landing being written down to zero and our carrying value in FHFG being increased by $2.0 million.  These fair values were determined primarily using a discounted cash flow model to value the underlying net assets of the respective joint ventures. The Company records its investments in unconsolidated joint ventures in other assets in the accompanying unaudited consolidated balance sheets (Note 5).

The table below summarizes the Company’s equity in earnings from unconsolidated joint ventures, which is recorded in other income in the accompanying unaudited consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Equity in earnings (loss) from unconsolidated joint ventures	$—	$92	$(41)	$219

Our share of net earnings or losses is based upon our ownership interest. Pelican Landing incurred net losses for the years 2010 through 2012 and for the nine months ended September 30, 2013; therefore, in accordance with ASC 323, we have discontinued applying the equity method for our share of the net losses, as Pelican Landing’s return to profitability is not assured. We may be required to make additional cash contributions to the joint venture to avoid the loss of all or a portion of our interest in such venture. Although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership and joint operations in the future.

The basis differences between the carrying values of our investments in each joint venture and the respective equity in the joint venture is primarily attributable to the discontinuation of the equity method for Pelican Landing and the fair value adjustments discussed above. At September 30, 2013 and December 31, 2012, our investment basis in the joint ventures is less than our ownership share of the capital on the partnerships’ books by $5.4 million and $6.1 million, respectively.

During April 2013, FHFG was dissolved and liquidated and the Company received a cash payment of $0.6 million, representing the return of its investment in the joint venture.

Condensed combined financial information of our unconsolidated joint ventures is summarized in the tables below.

	September 30,	December 31,
	2013	2012
	(in thousands)
Assets
Real estate investments	$5,018	$5,285
Other assets	6,448	10,535
Total assets	$11,466	$15,820

Liabilities and partners’ capital
Total liabilities	$797	$2,474
Capital - other partners	5,228	6,553
Capital - the Company	5,441	6,793
Total liabilities and partners’ capital	$11,466	$15,820

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Combined results of operations
Revenues	$438	$1,418	$1,722	$4,740

Net loss	$(477)	$(205)	$(1,356)	$(293)

7. Discontinued Operations

Under ASC 205-20, Discontinued Operations (“ASC 205-20”), our retained and operated amenities classified as assets held for sale qualified as discontinued operations and the respective results of operations are required to be reported separately from continuing operations in the accompanying unaudited consolidated statements of operations.  We had no amenities assets held for sale at either September 30, 2013 or December 31, 2012.

During May 2012, we sold a sports amenity club for $5.5 million (excluding closing costs) and recorded a pretax profit of $2.3 million.  During August 2012, we sold a sports amenity club for $5.9 million and recorded a pretax profit of $2.0 million.

The results from our discontinued operations are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$—	$290	$—	$2,177
Income from discontinued operations before income taxes	$—	$31	$—	$195
Income tax expense	—	(14)	—	(77)
Income from discontinued operations, net of tax	$—	$17	$—	$118
Gain on sale of discontinued operations before income taxes	$—	$1,993	$—	$4,265
Income tax expense	—	(801)	—	(1,677)
Gain on sale of discontinued operations, net of tax	$—	$1,192	$—	$2,588

8. Accounts Payable and Other Liabilities

Accounts payable and other liabilities are summarized in the table below.

	September 30,	December 31,
	2013	2012
	(in thousands)

Accounts payable	$14,135	$14,630
Community development district obligations (Note 9)	8,187	9,680
Deferred income	4,928	7,114
Warranty reserves (Note 10)	1,375	1,077
Accrued interest	2,106	676
Other	9,141	6,830
Total accounts payable and other liabilities	$39,872	$40,007

9. Community Development District Obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. In connection with the development of certain communities, CDDs may utilize bond financing to fund construction or acquisition of certain on-site or off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy assessments and user fees on the properties benefiting from the improvements financed by the bond offerings. We pay a portion of the assessments and user fees levied by the CDDs on the properties we own that are benefited by the improvements. We may also agree to repay a specified portion of the bonds at the time of each unit or parcel closing.

The obligation to pay principal and interest on the bonds issued by the CDD is assigned to each parcel within the CDD and the CDD has a lien on each parcel at the time the CDD adopts its fees and assessments for the applicable fiscal year.  If the owner of the parcel does not pay this obligation, the CDD can foreclose on the lien. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured, and satisfied by revenues, fees, or assessments levied on the property benefited.

In connection with the development of certain of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. There are two primary types of bonds issued by a CDD, type “A” or “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation.

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $33.3 million and $35.2 million as of September 30, 2013 and December 31, 2012, respectively, which represent outstanding amounts payable from all landowners within our communities. The CDD bond obligations outstanding as of September 30, 2013, mature from 2014 to 2034. As of September 30, 2013 and December 31, 2012, we have recorded CDD bond obligations of $8.2 million and $9.7 million, respectively, net of debt discounts of $1.7 million and $2.3 million, respectively, which represents the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $2.8 million and $3.7 million as of September 30, 2013 and December 31, 2012, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.6 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively, and was included in other assets in the accompanying unaudited consolidated balance sheets (Note 5). As of September 30, 2013 and December 31, 2012, cash related to the “B” bonds, which has a right of setoff, was $0.2 million and is recorded as a reduction of our CDD bond obligations.

In April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding.  Therefore, we are both an owner of property subject to a CDD obligation, as well as the holder of the related CDD bonds.  In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities (“ASC 405-20”), we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations.  As a result, $23.6 million of the $24.0 million existing CDD obligation, which relates to the property owned by us, is not recorded as a CDD obligation on our unaudited consolidated balance sheet at September 30, 2013.  We intend to reissue and sell, all or a portion of, the $24.0 million of CDD bonds in the future and will record our proportionate share of the related CDD obligation at that time.

10. Warranty Reserves

The table below presents the activity related to our warranty reserves, which are included in accounts payable and other liabilities in the accompanying unaudited consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Warranty reserves, beginning of the period	$1,202	$775	$1,077	$840
Additions to reserves for new home deliveries(1)	308	171	744	308
Warranty costs paid	(162)	(106)	(394)	(304)
Adjustments related to pre-existing reserves(1)(2)	27	5	(52)	1
Warranty reserves, end of the period	$1,375	$845	$1,375	$845

(1)         The net effect of $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, are included in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. The corresponding amounts for the nine months ended September 30, 2013 and 2012 were $0.7 million and $0.3 million, respectively.

(2)         Adjustments related to pre-existing reserves relate to changes in our anticipated warranty payments on previously delivered homes.

11. Debt Obligations

Our debt obligations consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)

Senior notes due 2021	$200,000	$—
Senior secured term notes due 2017, net	—	122,729
$75.0 million unsecured revolving credit facility	—	—
$10.0 million secured revolving credit facility	—	—
Total debt obligations	$200,000	$122,729

During August 2013, the Company completed the issuance of $200.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were offered and sold in a private transaction either to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act.  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were $195.5 million after deducting fees and expenses.  The Company used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of its Senior Secured Term Notes due 2017 (the “2017 Notes”), of which $125.0 million in aggregate principal amount was issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  We intend to use the remainder of the net proceeds from the Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.  In connection with the voluntary prepayment of the 2017 Notes, $3.9 million of unamortized debt issuance costs and debt discount was written-off during the three and nine months ended September 30, 2013.

The 2021 Notes are senior unsecured obligations of the Company that are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s existing and future Restricted Subsidiaries (as defined in the Indenture), excluding the Company’s immaterial subsidiaries and mortgage subsidiaries (the “Guarantors”).  The 2021 Notes were issued pursuant to an indenture (the “Indenture”), dated as of August 7, 2013, by and among the Company, the Guarantors named therein and Wilmington Trust, National Association, as trustee.  The Indenture contains covenants, that limit, among other things, the Company’s ability and the ability of its Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to holders of capital stock; (iii) make investments; (iv) create liens; (v) pay dividends or make other payments to the Company; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (vii) enter into transactions with affiliates.  These covenants are subject to a number of important qualifications described in the Indenture.

The 2021 Notes bear interest at the rate of 6.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.  The 2021 Notes mature on August 15, 2021 at which time the entire $200.0 million of principal is due and payable.  At any time on or after August 15, 2016, the 2021 Notes are redeemable at the Company’s option, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest.  Prior to August 15, 2016, the Company may redeem the 2021 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest.  Moreover, prior to August 15, 2016, the Company may also redeem up to 35% of the aggregate principal amount of the 2021 Notes with the proceeds from certain equity offerings at a redemption price of 106.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

Upon the occurrence of any Change of Control (as defined in the Indenture), each holder of the 2021 Notes will have the right to require that the Company repurchase such holder’s notes at a purchase price equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest.  Additionally, if the Company or one of its Restricted Subsidiaries sells certain assets, the Company generally must either: (i) invest any excess net cash proceeds from such sales in its business within a certain period of time; (ii) prepay senior secured debt or certain other debt; or (iii) prepay other senior debt and offer to purchase the 2021 Notes on a pro rata basis. The purchase price of the 2021 Notes in any such offer will be 100% of their principal amount, plus accrued and unpaid interest.

In connection with the issuance of the 2021 Notes, the Company, the Guarantors and the initial purchasers of the 2021 Notes entered into an Exchange and Registration Rights Agreement (the “Registration Rights Agreement”), dated August 7, 2013. The Registration Rights Agreement requires the Company to: (a) file an exchange offer registration statement within 270 days after the closing of the Notes Offering with respect to an offer to exchange the unregistered 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical in all material respects to those of the 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest); (b) use its commercially reasonable efforts to cause the registration statement to become effective within 330 days after the closing of the Notes Offering; (c) as soon as reasonably practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes for surrender of the 2021 Notes; and (d) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the registered exchange offer is sent to holders of the 2021 Notes.  In addition, the Registration Rights Agreement provides that, in the event that the Company cannot effect the exchange offer within the time periods described above and in certain other circumstances as described in the Registration Rights Agreement, the Company will file a “shelf registration statement” that would allow some or all of the 2021 Notes to be offered to the public in the United States.  If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay special interest to the holders of the 2021 Notes.

During June 2012, the Company issued $125.0 million in principal amount of its 2017 Notes.  As noted above, the 2017 Notes were prepaid by the Company in their entirety during August 2013.  The interest rate on the 2017 Notes was LIBOR plus 8.0%, subject to a 2.0% LIBOR floor, and was payable monthly.  The 2017 Notes were issued at 98.0% of their stated face amount.  The net proceeds from the issuance of such notes were primarily used to repay certain of the Company’s then-outstanding secured indebtedness.  As of December 31, 2012, the 2017 Notes were recorded net of an unamortized debt discount of $2.3 million.

During August 2013, the Company also entered into a four-year Senior Unsecured Revolving Line of Credit Loan Agreement (the “Credit Agreement”), providing for a revolving line of credit of $75.0 million (the “Revolver”).  Amounts outstanding under the Revolver will accrue interest, payable quarterly, at the Company’s option, at a rate equal to (i) the Base Rate plus 1.75% or (ii) the

Eurodollar rate plus 2.75%.  The Base Rate is equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the one month Eurodollar Rate plus 1.00%, and (c) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its “prime rate.”  Under the Credit Agreement, we must pay, among other things, (i) a commitment fee calculated at a per annum rate equal to 0.50% of the average daily unused portion of the commitment under the Revolver and (ii) a letter of credit usage fee.

The $75.0 million commitment under the Revolver is limited by a borrowing base calculation based upon certain asset values as set forth in the Credit Agreement. In addition, a portion of the Revolver (not to exceed $50.0 million) is available for the issuance of letters of credit. The Revolver matures on August 27, 2017 and can be extended based on certain conditions.  As of November 12, 2013, there were no amounts drawn on the Revolver or any limitations on our borrowing capacity, leaving the full amount of the credit facility available to us on such date.

The Revolver contains a requirement to maintain compliance with certain financial covenants, including: (i) a minimum consolidated interest coverage ratio or minimum liquidity; (ii) a maximum consolidated leverage ratio; and (iii) a minimum consolidated tangible net worth. As of September 30, 2013, the Company was in compliance with all of these covenants.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (“Town Center”) in Fort Myers, Florida.  The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as owner of the Town Center. The loan matures in February 2018.  During the initial 36 months, the loan is structured as a revolving credit facility (the “Revolver Phase”), convertible to a term loan for the remaining 24 months (the “Term Phase”).  Under the Revolver Phase, the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue letters of credit up to an aggregate amount of $5.0 million at any time.  The interest rate during the Revolver Phase is a variable rate per annum equal to the bank’s prime rate plus 100 basis points, subject to a floor of 4.0%.  The interest rate during the Term Phase will be a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term of five years plus 300 basis points, subject to a minimum rate of 5.0%.  During the Revolver Phase, the WCI Parties are required to pay an annual renewal fee and a non-use fee equal to 25 basis points based on the average unfunded portion of the loan.  There were no amounts drawn on the secured revolving credit facility as of November 12, 2013; however, $2.0 million of outstanding letters of credit on such date limited the borrowing capacity under the credit facility to $8.0 million.

12. Fair Value Disclosures

ASC 820, Fair Value Measurements (“ASC 820”), as updated and amended by Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

The carrying values and estimated fair values of our financial liabilities are summarized in the table below, except for those liabilities for which the carrying values approximate their fair values.

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Senior notes	$200,000	$192,000	$—	$—
Senior secured term notes	—	—	122,729	125,000
Community development district obligations	8,187	9,648	9,680	12,937

The estimated fair values of our debt and community development district obligations were derived from quoted market prices by independent dealers (Level 2).

There were no financial instruments—assets or liabilities—measured at fair value on a recurring or nonrecurring basis in the accompanying unaudited consolidated balance sheets.

The majority of our nonfinancial assets, which include real estate inventories, property and equipment, and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain events occur, such that a nonfinancial asset is required to be evaluated for impairment, the resulting asset impairment would require that the nonfinancial instrument be recorded at the lower of cost or fair value.

The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the nine months ended September 30, 2013 and 2012.

The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, income taxes receivable, accounts payable and other liabilities, and customer deposits approximate their fair values.

13. Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, we evaluate our net deferred tax assets, including the benefit from net operating losses and certain tax credit carryforwards, to determine if a valuation allowance is required.  We are required to establish a valuation allowance for any portion of the deferred tax asset we conclude is “more likely than not” to be unrealizable.  Our assessment considers, among other things the nature, frequency and severity of our cumulative losses, forecasts of our future taxable income, the duration of statutory carryforward periods, our utilization experience with operating loss and tax credit carryforwards and tax planning alternatives.

During the three and nine months ended September 30, 2013 and 2012, we utilized net operating loss carryforwards to offset our current period income tax expense from continuing operations.  Accordingly, our income tax provisions for the three and nine months ended September 30, 2013 were nominal.  The income tax benefit for the nine months ended September 30, 2013 was primarily due to a state income tax refund from a prior year.

During 2008 and 2009, we recorded reserves related to unrecognized income tax benefits and a related income tax receivable for positions taken on the Company’s federal income tax returns.  We had substantial authority for the tax positions claimed on the tax returns and the related net operating loss carrybacks but we did not believe that those positions rose to the “more likely than not” threshold for financial statement recognition.  During 2012, we successfully completed an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years and, as a result thereof, we recognized a related tax benefit of $50.5 million associated with the underlying tax positions during the three and nine months ended September 30, 2012.  Additionally, the income tax benefit from continuing operations during the three and nine months ended September 30, 2012 was offset by income tax expense of $0.8 million and $1.8 million, respectively, related to our discontinued operations.

In conjunction with our Reorganization, we underwent an ownership change as of December 31, 2008 and again upon emergence from bankruptcy on September 3, 2009.   Internal Revenue Code Section 382 (“Section 382”) imposes an annual limitation on our use of net operating losses and certain tax credit carryforwards existing at the effective date of the Reorganization.  Section 382 also limits the recognition of built-in losses in existence as of the date of an ownership change to the extent that a company is in an overall net unrealized built-in-loss position as of that date.  Under Section 382, we were subject to an annual limitation of approximately $85,000 as of December 31, 2008 and a $10.5 million annual limitation as of September 3, 2009, and we are also in a net unrealized built-in loss position as of both of those ownership change dates.   As such, any built-in losses recognized in the five-year period following those ownership change dates are significantly limited.

14. Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third-party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. As of September 30, 2013 and December 31, 2012, we had $3.8 million and $4.5 million, respectively, of outstanding letters of credit.  Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These performance bonds, which totaled $11.3 million and $8.4 million as of September 30, 2013 and December 31, 2012, respectively, are typically outstanding over a period of approximately one to five years or longer, depending on the pace of development.  Our estimated exposure on the outstanding performance bonds as of September 30, 2013 was $4.6 million based on development remaining to be completed.

In accordance with various amenity and equity club documents, we operate the facilities until control of the amenities is transferred to the membership.  Additionally, we are required to fund (i) the cost of constructing club facilities and acquiring related equipment and (ii) operating deficits prior to turnover.  We do not currently believe that these obligations will have a material adverse effect on our financial condition, results of operations or cash flows.

We may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business.

Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints, and other legal actions arising in the normal course of business.  In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or the ultimate resolution of the litigation.

One pending proceeding was brought by a condominium association alleging construction defects and other matters. This pending proceeding was filed as a proof of claim in our bankruptcy proceedings during February 2009 in an unliquidated amount. The Company asserted that all prepetition claims for construction defects were barred by the plan of reorganization and bankruptcy discharge and, therefore, we believe that any potential losses will not be material to our financial condition, results of operations and cash flows.  During May 2013, the condominium association received permission to file a state court action without violating the plan of reorganization and bankruptcy discharge. The Company has appealed and is vigorously defending this action. As a result of being in the early stages of litigation, we are unable to estimate the amount of any potential loss.

15. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below.

Nine Months Ended September 30, 2013

(in thousands)

	Series A		Series B				Additional			Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance at December 31, 2012	10	$—	—	$—	18,072	$181	$203,833	$(37,664)	$(196)	$2,451	$168,605
Net income (loss)	—	—	—	—	—	—	—	11,450	—	(163)	11,287
Stock dividend paid to Series A preferred shareholders	—	—	—	—	904	9	(9)	—	—	—	—
Series A preferred shares retired	(10)	—	—	—	—	—	—	—	—	—	—
Cash dividend paid to Series B preferred shareholder	—	—	—	—	—	—	(700)	—	—	—	(700)
Issuance of common stock	—	—	—	—	6,819	68	90,189	—	—	—	90,257
Stock-based and other non-cash long-term incentive compensation expense (Note 16)	—	—	—	—	—	—	4,312	—	—	—	4,312
Balance at September 30, 2013	—	$—	—	$—	25,795	$258	$297,625	$(26,214)	$(196)	$2,288	$273,761

Nine Months Ended September 30, 2012

(in thousands)

	Series A		Series B				Additional			Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance at December 31, 2011	10	$—	—	$—	9,958	$100	$154,462	$(88,487)	$(155)	$2,640	$68,560
Net income (loss)	—	—	—	—	—	—		32,905	—	(119)	32,786
Purchase of treasury stock	—	—	—	—	—	—	—	—	(41)	—	(41)
Issuance of common stock	—	—	—	—	7,923	79	48,181	—	—	—	48,260
Stock-based and other non-cash long-term incentive compensation expense (Note 16)	—	—	—	—	88	1	540	—	—	—	541
Balance at September 30, 2012	10	$—	—	$—	17,969	$180	$203,183	$(55,582)	$(196)	$2,521	$150,106

During July 2013, the Company completed its IPO and issued 6,819,091 shares of its common stock (Note 1).  During June 2012, the Company completed an equity rights offering and issued 7,923,069 shares of its common stock to certain of its existing shareholders.

As it pertains to our preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013.  All such shares of preferred stock, which were carried at a nominal value in the accompanying unaudited consolidated balance sheets, have been cancelled and retired.  In accordance with ASC 260, Earnings Per Share, paragraph 10-S99-2 (“ASC 260”), any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been characterized as a preferred stock dividend in the accompanying unaudited consolidated statements of operations and deducted from net income to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings (loss) per share.  The preferred stock dividend related to the retirement of our Series A preferred stock did not have an impact on total equity as the liquidating dividend reduced additional paid-in capital by the same amount as the common stock issued in exchange for the Series A preferred stock.

16. Stock-Based and Other Non-Cash Long-Term Incentive Compensation

During January 2013, the Company adopted the 2013 Long-Term Incentive Plan (“LTIP”) for key management personnel and the 2013 Director Long-Term Incentive Plan for non-employee directors of the Company’s Board of Directors (collectively, the “Original Plans”) and granted 770 and 80 awards, respectively, under these plans to eligible participants.  A total of 1,000 LTIP awards were available to be issued to key management personnel and 80 LTIP awards to non-employee directors. The purpose of the Original Plans was to attract and retain key management personnel and non-employee directors and provide such persons with increased interest in the Company’s success through the granting of LTIP awards.  LTIP awards vest over a five-year period ending December 31, 2017 and each vested LTIP award entitled the holder to receive a cash payment based on the future appreciation of the Company’s common stock, contingent upon the earlier occurrence of either of the following events (the “Payment Event”): (i) a change in control, as defined in the Original Plans, or (ii) the five-year anniversary of the Original Plans. The Original Plans terminate immediately following the Payment Event, unless terminated earlier.

In accordance with the definition of fair value under ASC 718, Compensation—Stock Compensation (“ASC 718”), the aggregate grant date fair value of the LTIP awards was estimated using a Monte Carlo simulations-based option price model with the following inputs: expected volatility, risk-free interest rate, expected life, dividend yield, and the weighted average per share price of the Company’s common stock.  The fair value of the LTIP awards was classified as a liability under ASC 718 due to its cash-settlement feature. The Company was required to remeasure the LTIP liability at each reporting date and to recognize compensation expense for the period such that the total inception-to-date compensation expense recognized equaled the equivalent portion of the LTIP liability, based on the requisite service period rendered as of the reporting date.

During June 2013, the Company amended the Original Plans (collectively, the “Amended Plans”), effective immediately following the IPO (Note 1).  Under the terms of the Amended Plans, in lieu of a cash payment based on the future appreciation of the Company’s common stock, as provided under the Original Plans, eligible participants and non-employee directors received restricted stock equity awards that equated to approximately 1,090.6 shares of our common stock for each LTIP award granted under the Original Plans.

The table below presents the vesting schedule of the LTIP restricted stock awards, subject to certain accelerated vesting conditions, under the Amended Plans.

Vesting Date	Key Management Personnel	Non-Employee Directors
Day following the IPO	25.00%	25.00%
December 31, 2013(1)	15.00%	—
December 31, 2014	15.00%	18.75%
December 31, 2015	15.00%	18.75%
December 31, 2016	15.00%	18.75%
December 31, 2017	15.00%	18.75%

(1)  Subject to the terms and conditions of the Amended Plans, awards scheduled to vest on December 31, 2013 are forfeited by the participant upon their termination without good reason.  As a result, we have assumed their vesting date as December 31, 2017 in our accounting for the related stock-based compensation expense.  No other scheduled vesting dates have this limitation and are therefore considered earned on such dates.

In accordance with ASC 718, the LTIP award modification has been accounted for as the grant of an equity award in settlement of a liability.  The LTIP liability was reclassified to additional paid-in capital at the modification date and the modified awards are now being accounted for as equity awards.  Under ASC 718, the nonvested shares are valued at the fair value of the shares on the modification date if vesting is based on a service or performance condition.  Accordingly, the fair value of the 927,000 nonvested restricted shares under the Amended Plans was the market price of such shares on the modification date, which aggregated $14.5 million.

During July 2013, we granted restricted stock awards for 49,600 shares of our common stock to certain key employees.  Assuming continuous employment with us, those awards will vest on either the six month or two year anniversary of the grant award.

During the three and nine months ended September 30, 2013, we recorded $2.3 million and $4.3 million, respectively, of expense for all of the Company’s stock-based and other non-cash long-term incentive compensation programs in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations.  The corresponding amounts for the three and nine months ended September 30, 2012 were $0.1 million and $0.5 million, respectively.

17. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of outstanding common shares.  Diluted earnings (loss) per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method.  The table on the following page sets forth the computations of basic and diluted earnings (loss) per share attributable to the common shareholders of WCI Communities, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Income from continuing operations	$1,618	$54,553	$11,287	$30,080
Net loss from continuing operations attributable to noncontrolling interests	340	261	163	119
Preferred stock dividends	(18,980)	—	(19,680)	—
Income (loss) attributable to common shareholders of WCI Communities, Inc. before discontinued operations	(17,022)	54,814	(8,230)	30,199
Discontinued operations	—	1,209	—	2,706
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$(17,022)	$56,023	$(8,230)	$32,905

Basic weighted average shares outstanding	24,138	17,888	20,099	13,273
Effect of dilutive securities:
Stock-based compensation arrangements(1)	—	56	—	34
Diluted weighted average shares outstanding	24,138	17,944	20,099	13,307

Earnings (loss) per share of WCI Communities, Inc.:
Basic
Continuing operations	$(0.71)	$3.06	$(0.41)	$2.28
Discontinued operations	—	0.07	—	0.20
Earnings (loss) per share	$(0.71)	$3.13	$(0.41)	$2.48
Diluted
Continuing operations	$(0.71)	$3.05	$(0.41)	$2.27
Discontinued operations	—	0.07	—	0.20
Earnings (loss) per share	$(0.71)	$3.12	$(0.41)	$2.47

Antidilutive securities not included in the calculation of of diluted earnings (loss) per common share(1)(2)	796	—	796	—

(1)   For periods with a net loss attributable to common shareholders of WCI Communities, Inc., all common stock equivalents were excluded from the computations of diluted loss per common share because the effect of their inclusion would be antidilutive, thereby reducing the reported loss per share.

(2)   Shares of common stock underlying our stock-based compensation arrangements.

18. Segment Reporting

As defined in ASC 280, Segment Reporting (“ASC 280”), our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

For the three and nine months ended September 30, 2013 and 2012, substantially all of the revenues of our reportable segments were generated by our Florida operations.  Evaluation of segment performance is based primarily on operating earnings.

Operations of our Homebuilding segment primarily include the construction and sale of single- and multi-family homes.  The results of operations for the Homebuilding segment consist of revenues generated from the delivery of homes and land and homesite sales, less the cost of home construction, land and land development costs, and selling, general and administrative expenses incurred by the segment.

Operations of our Real Estate Services segment include providing residential real estate brokerage and title services.  The results of operations for the Real Estate Services segment consist of revenues generated primarily from those activities, less the cost of such services, including royalties associated with a franchise agreement we have with a third-party, and selling, general and administrative expenses incurred by the segment.

Operations of our Amenities segment primarily include the construction, ownership, and management of recreational amenities in residential communities we develop in several Florida markets. Amenities consist of golf courses and country clubs, marinas, and resort-style facilities.  The results of operations for the Amenities segment consist of revenues from the sale of equity and nonequity memberships, the sale and lease of marina slips, billed membership dues, and golf and restaurant operations, less the cost of such services, and selling, general and administrative expenses incurred by the segment. The Amenities segment also includes discontinued operations associated with the sale of our retained and operated amenities classified as assets held for sale. In accordance with ASC 280, the segment information below does not include the results from our discontinued operations (Note 7).

The financial position and operating results of our segments, which are included in the tables below, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent, stand-alone entities during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Homebuilding	$60,802	$33,524	$145,054	$64,980
Real estate services	20,524	16,863	60,915	55,537
Amenities	4,192	3,778	16,620	15,241
Total revenues	$85,518	$54,165	$222,589	$135,758

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Operating earnings (loss)
Homebuilding	$7,531	$4,768	$15,426	$(864)
Real estate services	868	(55)	3,153	1,574
Amenities	(1,521)	(1,317)	(1,723)	(1,893)
Other income	29	826	1,249	1,994
Interest expense	(184)	(982)	(1,798)	(5,997)
Expenses related to early repayment of debt	(5,105)	—	(5,105)	(16,984)
Income (loss) from continuing operations before income taxes	$1,618	$3,240	$11,202	$(22,170)

	September 30, 2013	December 31, 2012
	(in thousands)
Assets
Homebuilding	$277,975	$186,786
Real estate services	17,758	15,056
Amenities	35,813	38,366
Corporate and unallocated	205,324	107,054
Total assets	$536,870	$347,262

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Unless the context otherwise requires, the terms “we,” “us,” “our,” “WCI” and the “Company” refer to WCI Communities, Inc. and its subsidiaries.

During the nine months ended September 30, 2013, we continued to benefit from the recovery of the housing market.  This positive momentum has largely been driven by attractive home affordability, decreasing levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy.  More recently, on a national level, rising home prices and higher interest rates, along with the seasonality of the slower-selling summer months, have begun to moderate the demand for new homes.  However, we continue to experience year-over-year improvements in customer traffic and new orders in our active selling neighborhoods.  Increased scale in our homebuilding operations has also resulted in a significant increase in home deliveries during the three and nine months ended September 30, 2013 when compared to the same periods during 2012.  In the second quarter of 2013, we closed on two large land acquisitions that are currently planned for approximately 1,900 future home sites within eight new selling neighborhoods.  We opened three of these neighborhoods for sales in September and anticipate new orders beginning in the fourth quarter.  During the three months ended September 30, 2013, we entered into a land purchase contract for a partially developed property planned for approximately 600 future home sites.  Additionally, in October 2013, our real estate brokerage business became one of the first franchisees to operate under the new Berkshire Hathaway Home Services brand.  We believe this new brand strengthens our ability to take advantage of the improving resale home market as we transition from the Prudential brand.

During the three months ended September 30, 2013, we accessed the equity and debt capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth.  On July 30, 2013, we completed our initial public offering (“IPO”) and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us.  The shares are traded on the New York Stock Exchange under the ticker symbol “WCIC.”  On August 7, 2013, we completed the issuance of $200.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “2021 Notes”) in a private offering.  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were $195.5 million after deducting fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017 (the “2017 Notes”), of which $125.0 million in aggregate principal amount was issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  Additionally, on August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be utilized for letters of credit.  We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction.  For a detailed discussion of our IPO and the abovementioned debt transactions, see Notes 1 and 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets.  The move-up, second home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators, and financial stability.  Overall, our positive operating results and recent capital markets activity have strengthened our financial position as demonstrated by solid improvements in most of our key operating metrics.

Summary Operating Results

We continued to experience strong operating and financial performance during the three months ended September 30, 2013.  Total revenues were $85.5 million for the three months ended September 30, 2013, increasing 57.7% from $54.2 million for the three months ended September 30, 2012, primarily due to an increase in our Homebuilding segment revenues, which was driven by a 74.1% increase in deliveries and a 5.7% increase in average selling price.  Additionally, combined revenues from our Real Estate Services and Amenities segments grew 19.7% year-over-year.  Total gross margin was $17.2 million for the three months ended September 30, 2013, an increase of $6.4 million, compared to $10.8 million for three months ended September 30, 2012.  Such increase was attributable to improvements of $5.6 million and $0.9 million in our Homebuilding and Real Estate Services segments, respectively, offset by a nominal decline in our Amenities segment.

After excluding expenses related to the early repayment of debt, our income from continuing operations before income taxes was $6.7 million and $3.2 million during the three months ended September 30, 2013 and 2012, respectively.  The improvement in our 2013 operating results reflected: (i) increased Homebuilding gross margin from the delivery of 60 additional homes during the 2013 three month period; (ii) improvements in Real Estate Services gross margin as we more efficiently leveraged our fixed overhead; and (iii) less interest expense recorded during the 2013 period.  Offsetting these favorable items during the three months ended September 30, 2013 were (i) an increase of $2.9 million in selling, general and administrative expenses, primarily due to $2.2 million of incremental stock-based and other non-cash long-term compensation expense recorded in 2013, and (ii) a slight decline in the Amenities segment gross margin.

Our net income (loss) attributable to common shareholders was ($17.0) million and $56.0 million for the three months ended September 30, 2013 and 2012, respectively.  This unfavorable year-over-year change was primarily attributable to: (i) $5.1 million of expenses related to early retirement of debt in 2013; (ii) a $19.0 million non-cash preferred stock dividend related to the exchange of our Series A preferred stock for common stock in 2013; and (iii) a $50.5 million income tax benefit, which improved our 2012 results.

As of September 30, 2013, our cash and cash equivalents, excluding restricted cash, were $201.8 million, an increase of $120.7 million over our $81.1 million balance as of December 31, 2012.  Such increase was primarily due to the net proceeds from our IPO, the abovementioned debt transactions and cash flow generated by the 342 homes delivered during the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, there was a $94.8 million net increase in our real estate inventories, primarily due to $67.6 million of land acquisitions along with land development and home construction spending within our communities.  As of September 30, 2013, our net debt was less than zero, which compares to a net debt-to-net book capitalization percentage of 19.8% as of December 31, 2012.

As of September 30, 2013, the value of our backlog was $154.2 million, a 2.9% increase from $149.8 million as of September 30, 2012.  Home deliveries from existing backlog were greater than new orders added to backlog, resulting in a decline in backlog units of 6.6% to 328 homes as of September 30, 2013.  A 10.1% increase in the average selling price of our backlog units to $470,000 provided for the increase in the value of our backlog as of September 30, 2013.  Additionally, our backlog turnover during the three months ended September 30, 2013 improved to 41.3% from 24.8% in the same period in 2012, resulting from improved production cycle times and more evenflow scheduling.  Our cancellation rate as a percentage of gross new orders was 4.4% and 2.8% for the nine months ended September 30, 2013 and 2012, respectively.  Our low cancellation rates reflect a high quality backlog given our move-up, second home, and active adult target buyers.

Company Actions and Strategy

As the homebuilding market continues to rebound, we are focused on growing revenues in each of our operating segments and maintaining a strong balance sheet. To help achieve these goals, we have executed or plan to continue to execute on the following actions and initiatives:

•                  Opportunistically access the debt and capital markets, providing additional liquidity for future growth—we successfully accessed both the debt and equity markets during the third quarter of 2013 with the following transactions: (i) our IPO, which generated $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us; (ii) our issuance of $200.0 million in aggregate principal amount of 2021 Notes, which generated $195.5 million of net proceeds after deducting fees and expenses, of which we used $127.0 million to voluntarily prepay the entire outstanding balance of the 2017 Notes; and (iii) closing a $75.0 million four-year senior unsecured revolving credit facility;

•                  Increase our active selling neighborhood count to provide new order and home deliveries growth—through September 30, 2013, we opened six neighborhoods while closing out two older neighborhoods, increasing our active selling neighborhood count from 20 to 24 neighborhoods;

•                  Acquire and contract for new land positions that will provide for future growth—during the nine months ended September 30, 2013, we acquired $67.6 million of land that is planned for approximately 1,900 future home sites and entered into a land purchase contract for an additional 600 planned home sites, which brings our total owned and controlled home sites to approximately 8,600 as of September 30, 2013;

•                  Focus our purchasing efforts to ensure that we: (i) have an adequate subcontractor base; (ii) can manage construction costs; and (iii) can improve the construction cycle times of our homes;

•                  Increase profitability in our Real Estate Services segment by participating in the Florida resale home price recovery, maintaining our market share and streamlining our overhead structure—during the nine months ended September 30, 2013,  revenues and gross margin in our Real Estate Services segment increased by 9.7% and 100.3%, respectively, compared to the nine months ended September 30, 2012; and

•                  Continue to automate systems and refine certain processes to enhance our Homebuilding segment, including construction scheduling and homebuyer design selection.

Our Restructuring

In 2007, the sub-prime mortgage crisis and tightening of credit markets significantly impacted the homebuilding industry as many potential homebuyers were unable to obtain financing to purchase new homes. Notably, the Florida residential real estate market experienced a deeper contraction than the U.S. average contraction during the recent national economic recession and housing correction. From 2006 through 2011, Florida’s total residential homebuilding permits decreased by 79% versus a national decrease of 66%. Sales of single-family homes in Florida declined from 450,205 in 2005 to 341,080 in 2006, a decrease of 24.2%, after four years of continuous growth. As compared to sales of 1,260 single-family homes in 2006, our predecessor company sold only 869 and 394 single-family homes in 2007 and the first half of 2008, respectively, and the average price for its single-family homes declined from $715,540 in 2006 to $494,450 in the first half of 2008. As a result of the decline in business, our predecessor company and certain of its subsidiaries (the “Debtors”) and certain non-Debtor affiliates (together with the Debtors, the “WCI Group”) were forced to amend their various credit agreements in order to improve operating and financial flexibility. However, on June 25, 2008, our predecessor company received notice that certain holders of its 4.0% contingent convertible senior subordinated notes due 2023 (the “Convertible Notes”) intended to exercise an option that would require it to repurchase all of the aggregate principal amount of the outstanding Convertible Notes. The WCI Group anticipated that it did not have sufficient liquidity to satisfy its obligation to repurchase the outstanding Convertible Notes while still avoiding default under its other debt obligations. The WCI Group was also at risk of its other lenders exercising remedy options that would accelerate substantially all of its outstanding indebtedness. In order to prevent the consequences of default, and in order to restructure the capital of the WCI Group, the Debtors commenced bankruptcy proceedings.  On August 4, 2008, the Debtors filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’) in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the ‘‘Bankruptcy Court’’).  The Chapter 11 cases so commenced are referred to herein as the ‘‘Chapter 11 Cases.’’

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

Under the terms of the Plan, on the Effective Date: (i) the holders of the allowed claims under the Debtors’ prepetition secured debt received 95% of the new common stock, a $300.0 million senior secured term loan and a $150.0 million senior subordinated secured term loan of the Company; (ii) a creditor trust for the benefit of holders of allowed unsecured claims received 5.0% of the new common stock, 100% of new Series A preferred stock and $1.0 million in cash to be used for the administration of the trust; (iii) a Chinese drywall trust for the benefit of holders of allowed Chinese drywall claims received 100% of the new Series B preferred stock, insurance coverage actions, insurance recoveries and Chinese drywall actions, and $0.9 million in cash to be used for administration of the trust; and (iv) all other unsecured creditors with allowed claims of less than $135,000 received 2% of the amount of their allowed claim in cash. The Plan did not provide for any value or distribution to the equity holders of our predecessor company.

We emerged from bankruptcy on September 3, 2009 with a $300.0 million senior secured term loan and a $150.0 million senior subordinated secured term loan. In addition, all of our assets and liabilities, including our land portfolio, were reset to then-current fair market value.

Given our emergence from bankruptcy in 2009 and the challenges within the homebuilding and real estate industries at that time, a significant part of our business strategy in 2010 and 2011 was focused on selling assets that we deemed non-core to our continuing operations and reducing our general and administrative expenses to maximize our cash position and pay down our outstanding debt. Pursuant to this business strategy, during 2010 and 2011, we sold substantially all of our assets outside of the state of Florida, a majority of our speculative inventory of homes and certain other real estate inventory and amenities assets that we deemed non-core to our continuing operations. Despite the difficult economic environment, we maximized proceeds from such sales and we were able to pay down $331.2 million in aggregate principal amount of our indebtedness prior to its stated maturity, including all of the remaining debt outstanding under our senior secured term loan.

During 2012, we used the net proceeds from the issuance of $50.0 million in common stock issued to certain of our existing shareholders or their affiliates in a rights offering and the net proceeds from our issuance of the 2017 Notes to certain of our existing shareholders or their affiliates to repay the remaining $162.4 million outstanding under our senior subordinated secured term loan.

In preparation for our IPO, we (i) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013 and (ii) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013.  For a detailed discussion of these two transactions, see Note 15 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

On July 22, 2013, we filed with the Secretary of State of the state of Delaware an amendment to our then existing amended and restated certificate of incorporation to effectuate a 10.3 for 1 stock split of our common stock and increase our authorized capital stock to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock. In addition, on July 24, 2013, we filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all our Series A, B, C, D and E common stock into a single class of common stock.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin from homes delivered, EBITDA, and Adjusted EBITDA (as defined below).

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites from Homebuilding gross margin to arrive at gross margin from homes delivered.  Adjusted gross margin from homes delivered is calculated by adding asset impairments, if applicable, and capitalized interest in cost of sales to gross margin from homes delivered.  Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and in making strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions.  We believe adjusted gross margin from homes delivered is relevant and useful to investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period.  This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance.  Although other companies in the homebuilding industry report similar information, the methods used by such companies may differ from our methodology and, therefore, may not be comparable.  We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein.  For a detailed discussion of Homebuilding gross margin, see Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Homebuilding gross margin	$17,810	$12,167	$44,433	$20,206
Less: gross margin from land and homes sites	166	444	201	1,269
Gross margin from homes delivered	17,644	11,723	44,232	18,937
Add: capitalized interest in cost of sales	1,317	554	2,880	993
Adjusted gross margin from homes delivered	$18,961	$12,277	$47,112	$19,930

Gross margin from homes delivered as a percentage of revenue from homes delivered	29.2%	35.7%	30.6%	32.3%
Adjusted gross margin from homes delivered as a percentage of revenue from homes delivered	31.3%	37.4%	32.6%	34.0%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), preferred stock dividends, income from discontinued operations, other income, stock-based and other non-cash long-term incentive compensation expense, asset impairments, and expenses related to early repayment of debt.  We believe that the presentation of Adjusted EBITDA provides useful information to investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business.  We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments).  Accordingly, we believe that this measure is useful for comparing general operating performance from period to period.  Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies.  Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business.  Adjusted EBITDA and EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance.  Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.  Our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•                  they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•                  they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

•                  they do not reflect the interest expense necessary to service our debt; and

•                  other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, our EBITDA-based measures are not intended to be alternatives to net income (loss), indicators of our operating performance, alternatives to any other measure of performance in conformity with GAAP, or alternatives to cash flow provided by operating activities as measures of liquidity.  You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our unaudited consolidated financial statements and related notes in Item 1 of this Quarterly Report on Form 10-Q.

The table below reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss) attributable to common shareholders of WCI Communities, Inc., for the periods presented herein.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$(17,022)	$56,023	$(8,230)	$32,905
Interest expense	184	982	1,798	5,997
Capitalized interest in cost of sales	1,317	556	2,880	996
Income tax benefit	—	(50,498)	(85)	(50,496)
Depreciation	505	479	1,513	1,540
EBITDA	(15,016)	7,542	(2,124)	(9,058)
Preferred stock dividends	18,980	—	19,680	—
Income from discontinued operations	—	(1,209)	—	(2,706)
Other income	(29)	(826)	(1,249)	(1,994)
Stock-based and other non-cash long-term incentive compensation expense	2,280	138	4,312	541
Asset impairments	—	—	—	—
Expenses related to early repayment of debt	5,105	—	5,105	16,984
Adjusted EBITDA	$11,320	$5,645	$25,724	$3,767

Adjusted EBITDA margin	13.2%	10.4%	11.6%	2.8%

Selected Financial Information

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Revenues
Homebuilding	$60,802	$33,524	$145,054	$64,980
Real estate services	20,524	16,863	60,915	55,537
Amenities	4,192	3,778	16,620	15,241
Total revenues	85,518	54,165	222,589	135,758

Cost of Sales
Homebuilding	42,992	21,357	100,621	44,774
Real estate services	19,656	16,918	57,762	53,963
Amenities	5,713	5,095	18,343	17,134
Total cost of sales	68,361	43,370	176,726	115,871

Gross margin	17,157	10,795	45,863	19,887

Other income	(29)	(826)	(1,249)	(1,994)
Selling, general and administrative expenses	10,279	7,399	29,007	21,070
Interest expense	184	982	1,798	5,997
Expenses related to early repayment of debt	5,105	—	5,105	16,984
	15,539	7,555	34,661	42,057
Income (loss) from continuing operations before income taxes	1,618	3,240	11,202	(22,170)
Income tax benefit from continuing operations	—	51,313	85	52,250
Income from continuing operations	1,618	54,553	11,287	30,080
Income from discontinued operations, net of tax	—	17	—	118
Gain on sale of discontinued operations, net of tax	—	1,192	—	2,588
Net income	1,618	55,762	11,287	32,786
Net loss from continuing operations attributable to noncontrolling interests	340	261	163	119
Net income attributable to WCI Communities, Inc.	1,958	56,023	11,450	32,905
Preferred stock dividends	(18,980)	—	(19,680)	—
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$(17,022)	$56,023	$(8,230)	$32,905

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Homebuilding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in thousands)

Homebuilding revenues	$60,802	$33,524	$145,054	$64,980
Homes delivered	60,482	32,864	144,517	58,693
Land and home sites	320	660	537	6,287
Homebuilding gross margin	17,810	12,167	44,433	20,206
Homebuilding gross margin percentage	29.3%	36.3%	30.6%	31.1%
Homes delivered (units)	141	81	342	150
Average selling price per home delivered	$429	$406	$423	$391
New orders for homes (units)(1)	128	105	415	347
Contract values of new orders(1)	$54,411	$48,048	$183,347	$139,512
Average selling price per new order(1)	425	458	442	402
Cancellation rate(2)	5.9%	3.7%	4.4%	2.8%
Backlog (units)(3)	328	351	328	351
Backlog contract values(3)	$154,239	$149,825	$154,239	$149,825
Average selling price in backlog(3)	470	427	470	427
Active selling neighborhoods at period-end	24	19	24	19

(1)                                 New orders represent orders for homes including the amount (in units) and contract values, net of any cancellations, occurring during the reporting period.

(2)                                 Represents the number of orders canceled during such period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).

(3)                                 Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues for the three months ended September 30, 2013, were $60.8 million, an increase of $27.3 million, or 81.5%, from $33.5 million for the three months ended September 30, 2012.  Such increase was primarily due to a 60-unit, or 74.1%, increase in homes delivered and a 5.7% increase in the average selling price of homes delivered.  An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.  The improvement in revenues from home deliveries was partially offset by a $0.3 million decrease in land and home site revenues.

Total homebuilding revenues for the nine months ended September 30, 2013 were $145.1 million, an increase of $80.1 million, or 123.2%, from $65.0 million for the nine months ended September 30, 2012.  Such increase was primarily due to a 192-unit, or 128.0%, increase in homes delivered and an 8.2% increase in the average selling price of homes delivered.  The increase in home deliveries is reflective of our ramp up in operations as many of our communities were reopened in 2011 and 2012.  Additionally, our production scheduling operated on a more evenflow basis in 2013 compared to the prior year.  An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.  The improvement in revenues from home deliveries was partially offset by a $5.8 million decrease in land and home site revenues, which was due to there being no non-core parcel sales during 2013.

Homebuilding gross margin for the three months ended September 30, 2013 was $17.8 million, an increase of $5.6 million, from $12.2 million for the three months ended September 30, 2012.  Homebuilding gross margin as a percentage of revenue decreased to 29.3% for the three months ended September 30, 2013 from 36.3% for the three months ended September 30, 2012.  Such decline was primarily due to a significantly larger proportion of deliveries from a high gross margin, move-up community during the three months ended September 30, 2012 when compared to the same period in 2013 and lower gross margins in one of our second home communities as we shifted deliveries to lower priced neighborhoods during 2013.  Additionally, as our backlog turnover improved to 41.3% during the three months ended September 30, 2013, we delivered homes across a broader range of neighborhoods.

Homebuilding gross margin for the nine months ended September 30, 2013 was $44.4 million, an increase of $24.2 million, from $20.2 million for the nine months ended September 30, 2012.  Homebuilding gross margin as a percentage of revenue decreased slightly to 30.6% for the nine months ended September 30, 2013 from 31.1% for the nine months ended September 30, 2012, resulting from shifting product mix.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins, during these three and nine month periods were positively impacted by the low book value of our land, which was reset to fair value in September 2009 in connection with our restructuring and in accordance with fresh start accounting requirements.  For the three and nine months ended September 30, 2013 and 2012, all of our home deliveries were generated from communities we owned in September 2009.  The favorable impact of fresh start accounting contributed to a home site cost of sales as a percentage of homes delivered revenues of approximately 14% during the three and nine months ended September 30, 2013 and 12% during the three and nine months ended September 30, 2012.  Fluctuations of the home site cost of sales percentage are primarily due to product mix shifts.  We expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5%-10% higher than homes delivered from our more recent land acquisitions.

As of September 30, 2013, we owned approximately 6,000 home sites that benefit from being reset to fair value in September 2009.  Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years.  However, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate the positive impact of our low book value land on our homebuilding gross margin will begin to decline. The low carrying value of our land is also a significant driver of our gross margin from homes delivered of 29.2% and 35.7% for the three months ended September 30, 2013 and 2012, respectively.

We delivered 141 homes during the three months ended September 30, 2013, an increase of 60 units, or 74.1%, from 81 homes delivered during the three months ended September 30, 2012.  The increase in deliveries during the three months ended September 30, 2013 was primarily due to a larger backlog at December 31, 2012 and more new orders during the three months ended September 30, 2013, compared to the December 31, 2011 backlog and the new orders during the three months ended September 30, 2012.  Additionally, improved production cycle times and more evenflow scheduling generated more deliveries during the three months ended September 30, 2013 than the same period in 2012.  The average selling price per home delivered during the three months ended September 30, 2013 was $429,000, an increase of $23,000, or 5.7%, from $406,000 for the three months ended September 30, 2012.  An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.

We delivered 342 homes during the nine months ended September 30, 2013, an increase of 192 units, or 128.0%, from 150 homes delivered during the nine months ended September 30, 2012.  The increase in deliveries during the nine months ended September 30, 2013 was primarily due to a larger backlog at December 31, 2012 and more new orders during the nine months ended September 30, 2013, compared to the December 31, 2011 backlog and the new orders during the nine months ended September 30, 2012.  Additionally, improved production cycle times and more evenflow scheduling generated more deliveries during the nine months ended September 30, 2013 than the same period in 2012.  The average selling price per home delivered during the nine months ended September 30, 2013 was $423,000, an increase of $32,000, or 8.2%, from $391,000 for the nine months ended September 30, 2012.   An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.

New orders for the three months ended September 30, 2013 were 128 homes, an increase of 23 homes, or 21.9%, from 105 homes for the three months ended September 30, 2012.  Such increase was primarily due to having more active selling neighborhoods open during the three months ended September 30, 2013 along with greater activity within our active adult communities, partially offset by having fewer orders in one of our move-up communities where we closed out two selling neighborhoods and began to transition to a new active selling neighborhood.  Contract values of new orders for the three months ended September 30, 2013 were $54.4 million, an increase of $6.4 million, or 13.3%, from $48.0 million for the three months ended September 30, 2012, primarily due to the 23-unit increase in new order activity, partially offset by a decline in the average selling price of new orders to $425,000 for the three months ended September 30, 2013 from $458,000 for the three months ended September 30, 2012.  The decline in the average selling price of new orders relates to a shift in product mix to a greater percentage of our new orders being generated from our lower-priced, active adult communities.

New orders for the nine months ended September 30, 2013 were 415 homes, an increase of 68 homes, or 19.6%, from 347 homes for the nine months ended September 30, 2012.  Such increase was primarily due to continued momentum within our active selling neighborhoods along with an increase in our active selling neighborhood count from 19 to 24.  Contract values of new orders for the nine months ended September 30, 2013 were $183.3 million, an increase of $43.8 million, or 31.4%, from $139.5 million for the nine months ended September 30, 2012, primarily due to the 68-unit increase in new order activity and an improvement in average selling price of new orders to $442,000 for the nine months ended September 30, 2013 from $402,000 for the nine months ended

September 30, 2012.  The increase in our new order average selling prices during the nine months ended September 30, 2013 was primarily due to sales mix and strategic price increases as the overall housing market continued to improve.

Our backlog contract values as of September 30, 2013 were $154.2 million, an increase of $4.4 million, or 2.9%, from $149.8 million as of September 30, 2012.  An increase in the average selling price of our backlog units from $427,000 to $470,000, or 10.1%, resulted in an increase in the contract values of our backlog at September 30, 2013.  We had 328 units in backlog as of September 30, 2013, a decrease of 23 units, or 6.6%, from 351 units as of September 30, 2012.  Such decrease in the number of homes in backlog was due to the delivery of more homes out of existing backlog than the increase in backlog related to new orders.  Year-over-year growth in our backlog was limited as a result of more evenflow production scheduling during 2013.  Our backlog turnover during the three months ended September 30, 2013 improved to 41.3% from 24.8% in the same period in 2012.

Real Estate Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($ in thousands)

Real estate services revenues	$20,524	$16,863	$60,915	$55,537
Real estate brokerage	19,590	16,114	58,058	53,252
Title services	934	749	2,857	2,285
Real estate services gross margin	868	(55)	3,153	1,574
Real estate services gross margin percentage	4.2%	(0.3)%	5.2%	2.8%
Real estate brokerage closed home sales transactions	2,252	2,175	6,940	6,952
Real estate brokerage average home sale selling price	$276	$236	$265	$245
Title services closing transactions	607	545	2,004	1,701

Real estate services revenues for the three months ended September 30, 2013 were $20.5 million, an increase of $3.6 million, or 21.3%, from $16.9 million for three months ended September 30, 2012.  The $3.6 million increase was primarily due to a $3.5 million increase in real estate brokerage revenues resulting from a 16.9% increase in average home selling price and an increase in closed home sales transactions of 3.5%.  In addition, title services revenues increased nominally as a result of higher captured transactions from our company-owned real estate brokerage and our new home deliveries.

Real estate services revenues for the nine months ended September 30, 2013 were $60.9 million, an increase of $5.4 million, or 9.7%, from $55.5 million for nine months ended September 30, 2012.  The $5.4 million increase was primarily due to a $4.8 million increase in real estate brokerage revenues resulting from an 8.2% increase in average home selling price on consistent year-over-year closed home sale transactions.  In addition, title services revenues increased by $0.6 million as a result of higher captured transactions from our company-owned real estate brokerage and our new home deliveries.

Real estate services gross margin for the three months ended September 30, 2013 was $0.9 million, an increase of $0.9 million from the three months ended September 30, 2012.  The $0.9 million increase was primarily due to the margin associated with higher real estate brokerage revenues.   Real estate brokerage commissions and other variable costs for the three months ended September 30, 2013 were 74.5% of revenue, which is generally consistent with 73.6% of revenue for the three months ended September 30, 2012.  As a result of greater revenues and a consistent variable cost percentage in our real estate brokerage business, our real estate services gross margin percentage increased to 4.2% for the three months ended September 30, 2013, compared to a break even position for the three months ended September 30, 2012.

Real estate services gross margin for the nine months ended September 30, 2013 was $3.2 million, an increase of $1.6 million, or 100.0%, from $1.6 million for the nine months ended September 30, 2012.  The $1.6 million increase was primarily due to the margin associated with higher real estate brokerage revenues.  Real estate brokerage commissions and other variable costs for the nine months ended September 30, 2013 were 73.9% of revenue, which is generally consistent with 73.3% of revenue for the nine months ended September 30, 2012.  As a result of greater revenues and a consistent variable cost percentage in our real estate brokerage business, our real estate services gross margin percentage increased to 5.2% for the nine months ended September 30, 2013 from 2.8% for the nine months ended September 30, 2012.

Amenities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$4,192	$3,778	$16,620	$15,241
Amenities gross margin	(1,521)	(1,317)	(1,723)	(1,893)

Total amenities revenues for the three months ended September 30, 2013 were $4.2 million, an increase of $0.4 million, or 10.5%, from $3.8 million for the three months ended September 30, 2012.  Membership and marina slip sales revenue was $0.1 million for both the three months ended September 30, 2013 and 2012.  We generated $2.4 million of membership dues for the three months ended September 30, 2013, compared to $2.2 million for the three months ended September 30, 2012, an increase of $0.2 million.  Club operating revenues were $1.7 million for the three months ended September 30, 2013, compared to $1.5 million for the three months ended September 30, 2012, an increase of $0.2 million.  The increases in membership dues and club operating revenues were primarily due to a 10% increase in our membership base, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs.  The membership base increase was driven by both new members from the sale of memberships and marina slips as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.

Total amenities revenues for the nine months ended September 30, 2013 were $16.6 million, an increase of $1.4 million, or 9.2%, from $15.2 million for the nine months ended September 30, 2012.  Membership and marina slip sales revenue was $0.4 million for the nine months ended September 30, 2013, compared to $0.6 million for the nine months ended September 30, 2012, a decrease of $0.2 million, primarily due to a greater percentage of lower-priced, non-equity memberships being sold during 2013 compared to 2012.  We generated $7.2 million of membership dues for the nine months ended September 30, 2013, compared to $6.6 million for the nine months ended September 30, 2012, an increase of $0.6 million.  Club operating revenues were $9.0 million for the nine months ended September 30, 2013, compared to $8.0 million for the nine months ended September 30, 2012, an increase of $1.0 million.  The increases in membership dues and club operating revenues were primarily due to a 10% increase in our membership base, which accounted for more food and beverage, golf, tennis, and fitness revenues being generated at our clubs.  The membership base increase was driven by both new members from the sale of memberships and marina slips as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.

Total amenities gross margin for the three months ended September 30, 2013 was ($1.5) million, representing a decline of $0.2 million when compared to the three months ended September 30, 2012.  Such decline was primarily due to increased overhead and maintenance expenses at our clubs not being fully-absorbed by incremental club revenues.  The additional expenses incurred at our clubs were primarily used to better facilitate our club membership and homebuilding sales efforts.  Due to seasonality in our amenities operations, our results of operations for the three months ended September 30, 2013 are not necessarily representative of the results we expect for the full year.

Total amenities gross margin for the nine months ended September 30, 2013 was ($1.7) million, representing an improvement of $0.2 million when compared to the nine months ended September 30, 2012.  Such improvement was primarily due to the incremental revenues continuing to cover a greater portion of the fixed operating and maintenance costs to run our clubs.  Variable expenses, such as merchandise and food and beverage cost of sales, were consistent year-over-year as a percentage of revenues.  Due to seasonality in our amenities operations, our results of operations for the nine months ended September 30, 2013 are not necessarily representative of the results we expect for the full year.

Impairments

For the three and nine months ended September 30, 2013, we did not record any impairments on inventory or long-lived assets, as those assets meeting the criteria as held for sale had fair values in excess of carrying values, and those assets classified as held and used had undiscounted cash flows in excess of their carrying values. However, during our impairment analysis performed as of September 30, 2013, we noted that the projected undiscounted cash flows for one of our Amenities assets did not significantly exceed its $2.1 million carrying value, which could potentially lead to a future impairment charge. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or to sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on these assets.

Other Income

For the three months ended September 30, 2013 and 2012, other income was $29,000 and $0.8 million, respectively.  Other income for the three months ended September 30, 2013 included interest income and other miscellaneous items.  Other income during the three months ended September 30, 2012 included $0.3 million from sales of impact fee credits, $0.2 million from collection of a homeowner’s association receivable and various other nominal items.

For the nine months ended September 30, 2013 and 2012, other income was $1.2 million and $2.0 million, respectively.  Other income for the nine months ended September 30, 2013 included $1.0 million of net recoveries and reductions in certain accruals related to various legal settlements along with other miscellaneous items, including interest income.  Other income for the nine months ended September 30, 2012 included $0.7 million from sales of impact fee credits, $0.6 million of net recoveries on various settlements along with other miscellaneous items, including interest income.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.3 million for the three months ended September 30, 2013, an increase of $2.9 million, or 39.2%, from $7.4 million for the three months ended September 30, 2012.  Sales and marketing expenses, which are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $0.2 million, or 6.3%, to $3.4 million for the three months ended September 30, 2013, compared to $3.2 million for the three months ended September 30, 2012.  This increase was primarily due to an increase in commissions directly related to our increase in home deliveries, partially offset by lower usage of third-party brokers to generate new orders along with a reduction in direct marketing expenses.  General and administrative expenses increased $2.7 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to incremental expense of $2.2 million that we recorded during the three months ended September 30, 2013 related to the stock-based and other long-term incentive compensation plans that we adopted in 2013 along with additional annual compensation expense supporting our growing operations.  As a percent of homebuilding revenues, SG&A expenses decreased to 16.9% for the three months ended September 30, 2013 from 22.1% for the three months ended September 30, 2012.  If our revenues continue to grow as we anticipate, we expect our SG&A expenses as a percentage of revenues to continue to decline.

SG&A expenses were $29.0 million for the nine months ended September 30, 2013, an increase of $7.9 million, or 37.4%, from $21.1 million for the nine months ended September 30, 2012.  Sales and marketing expenses increased $2.5 million, or 32.1%, to $10.3 million for the nine months ended September 30, 2013 compared to $7.8 million for the nine months ended September 30, 2012.  This increase was primarily due to an increase in commissions directly related to our increase in home deliveries, partially offset by lower usage of third-party brokers to generate new orders along with a reduction in direct marketing expenses.  General and administrative expenses increased $5.4 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to incremental expense of $3.8 million that we recorded during the nine months ended September 30, 2013 related to the stock-based and other long-term incentive compensation plans that we adopted in 2013 along with additional annual compensation expense supporting our growing operations and incremental audit and legal fees resulting from us becoming a public company during 2013.  As a percent of homebuilding revenues, SG&A expenses decreased to 20.0% for the nine months ended September 30, 2013 from 32.4% for the nine months ended September 30, 2012.  If our revenues continue to grow as we anticipate, we expect our SG&A expenses as a percentage of revenues to continue to decline.

Interest Expense

Interest expense is comprised of interest incurred on our debt but not capitalized.  Interest expense was $0.2 million during the three months ended September 30, 2013, a decrease of $0.8 million, or 80.0%, from $1.0 million for the three months ended September 30, 2012.  Interest expense was $1.8 million during the nine months ended September 30, 2013, a decrease of $4.2 million, or 70.0%, from $6.0 million for the nine months ended September 30, 2012.  Such decreases were primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending and lower effective interest rates on our debt arrangements.

Expenses Related to Early Repayment of Debt

During August 2013, we completed the Notes Offering.  Among other things, we used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of the 2017 Notes, of which $125.0 million in aggregate principal amount was issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  In connection therewith, we recognized $5.1 million of expenses related to early repayment of debt during the three and nine months ended September 30, 2013, including the abovementioned prepayment premium and write-offs of unamortized debt discount and deferred financing costs associated with the existing indebtedness.

During 2012, we prepaid our senior subordinated secured term loan, which had an outstanding balance of $162.4 million, with the net proceeds from the issuance of the 2017 Notes and $50.0 million in common stock issued to certain of our existing shareholders or their affiliates in an equity rights offering.  As a result of these transactions, we wrote-off $17.0 million in unamortized debt discount and deferred financing costs associated with the existing indebtedness, which were recorded as expenses related to early repayment of debt during the nine months ended September 30, 2012.

See Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt obligations.

Income Taxes

During the three and nine months ended September 30, 2013 and 2012, we utilized net operating loss carryforwards to offset our current period income tax expense from continuing operations.  Accordingly, our income tax provisions for the three and nine months ended September 30, 2013 were nominal.  The income tax benefit for the nine months ended September 30, 2013 was primarily due to a state income tax refund from a prior year.

During the three and nine months ended September 30, 2012, our income tax benefits from continuing operations were $51.3 million and $52.3 million, respectively, which were primarily due to the reversal of a tax liability of $50.5 million that resulted from the successful completion of an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years.  See Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.  Additionally, the income tax benefit recorded during the three and nine months ended September 30, 2012 was offset by income tax expense of $0.8 million and $1.8 million, respectively, related to our discontinued operations.

Discontinued Operations

We report the operating results of our retained and operated amenities that are classified as assets held for sale as discontinued operations on our consolidated balance sheets and their respective results of operations, including any gain (loss) on sale, in discontinued operations in our consolidated statements of operations.  During May 2012, we sold a sports amenity club for $5.5 million (excluding closing costs) and recorded a pretax profit of $2.3 million.  During August 2012, we sold a sports amenity club for $5.9 million and recorded a pretax profit of $2.0 million.  Other than these two dispositions, our 2013 and 2012 activity pertaining to discontinued operations was nominal.  As of September 30, 2013 and December 31, 2012, we did not have any amenities assets held for sale that would be reported on the consolidated balance sheets as discontinued operations.  As part of our ongoing operating strategy, we will continue to execute on specific exit plans related to our amenities assets, which may include a sale to the related community homeowners’ association or a third party as such communities and their related amenities mature.

Net Income

As a result of net changes in the foregoing items, we had net income attributable to WCI Communities, Inc. of $2.0 million and $56.0 million during the three months ended September 30, 2013 and 2012, respectively.

As a result of net changes in the foregoing items, we had net income attributable to WCI Communities, Inc. of $11.5 million and $32.9 million during the nine months ended September 30, 2013 and 2012, respectively.

Preferred Stock Dividends

As it pertains to our preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013.  All such shares of preferred stock, which were carried at a nominal value in our unaudited consolidated balance sheets, have been cancelled and retired.  In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2 (“ASC 260”), any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been characterized as a preferred stock dividend in our unaudited consolidated statements of operations and deducted from net income to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings (loss) per share.  The preferred stock dividend related to the retirement of our Series A preferred stock did not have an impact on total equity as the liquidating dividend reduced additional paid-in capital by the same amount as the common stock issued in exchange for the Series A preferred stock.

Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, accessing the debt and equity capital markets and independently obtaining letters of credit and surety bonds to finance our projects and provide financial guarantees.  Our principal uses of capital are for home construction, land acquisition and development, and operating expenses.  Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, the sale of amenities memberships and related annual dues and club operations.  We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites.  As demand for new homes continues to improve and we expand our business, we expect that cash outlays for land purchases and land development will exceed our cash generated by operations.  During the nine months ended September 30, 2013, we delivered 342 homes, purchased approximately 1,900 home sites for $67.6 million, spent $14.0 million on land development, and started construction on 412 homes.  During the nine months ended September 30, 2012, we delivered 150 homes, spent $10.5 million on land development, and started construction on 383 homes.  The opportunity to purchase substantially finished home sites in desired locations is becoming increasingly more limited and competitive.  As a result, we are spending, and plan to spend more, on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls and believe we have a prudent strategy for company-wide cash management, including those related to cash outlays for land and inventory acquisition and development.  We require multiple party account control and authorization for payments.  We competitively bid each phase of the development and construction process and closely manage production schedules and payments.  Land acquisition decisions are reviewed and analyzed by our executive management team and are ultimately approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment.  As of September 30, 2013, we had $201.8 million of cash and cash equivalents, excluding restricted cash, a $120.7 million increase from December 31, 2012, primarily as a result of the debt and equity transactions described below and cash flow from home deliveries, partially offset by $67.6 million in land acquisition spending along with land development and home construction spending.  We intend to generate cash from the sale of our inventory, but we intend to redeploy the net cash generated from the sale of inventory to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

We intend to employ both debt and equity as part of our ongoing financing strategy, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our home sites and construction of our homes.  Our primary sources of liquidity for operations during the three and nine months ended September 30, 2013 and 2012 have been cash flow from operations, the sale of non-core assets, and both debt and equity financing.  Subject to the covenants contained in the agreements governing our existing indebtedness, we may repurchase or refinance all or a portion of our existing indebtedness from time to time and may access the debt and/or equity capital markets from time to time.

Initial Public Offering and New Debt Obligations

During the three months ended September 30, 2013, we accessed the equity and debt capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth.  On July 30, 2013, we completed our IPO and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us.  The shares are traded on the New York Stock Exchange under the ticker symbol “WCIC.”  On August 7, 2013, we completed the Notes Offering.  The net proceeds from the Notes Offering were $195.5 million after deducting fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of the 2017 Notes, of which $125.0 million in aggregate principal amount was issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  Additionally, on August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be utilized for letters of credit.  As of November 12, 2013, there were no amounts drawn on the new revolving credit facility or any limitations on our borrowing capacity, leaving the full amount available to us on such date.  We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction.  For a more detailed discussion of our IPO and debt obligations, see Notes 1 and 11, respectively, to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

After giving effect to these recent capital market transactions and based on our current operations and anticipated growth, we believe we can meet our cash requirements with existing cash and cash equivalents and cash flow from operations (including sales of our homes and land).  To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control.  We can provide no assurances that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.  Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and make investments to maintain our competitive position.  If this is the case, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations.  We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all.  Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.  Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

We intend to maintain adequate liquidity and a strong balance sheet, and we will continue to evaluate opportunities to access the capital markets as they become available.

Stonegate Loan

On February 28, 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a $10.0 million senior loan with Stonegate Bank secured by a first mortgage on a parcel of land comprising the Pelican Preserve Town Center located in Fort Myers, Florida.  The loan is also secured by the right to certain fees and charges that the WCI Parties are to receive as owner of the Pelican Preserve Town Center.

During the initial 36 months of the loan, the loan is structured as a revolving credit facility with interest paid quarterly at a variable rate equal to the prime rate published in the Wall Street Journal (adjusted for any change), plus 1.0%, subject to a minimum interest rate floor of 4.0%.  During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly at a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term for five years, subject to a minimum interest rate of 5.0%.  During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit in an aggregate amount of up to $5.0 million outstanding at any given time.  Each letter of credit will reduce the availability under the loan dollar for dollar and the WCI Parties will pay 0.75% of the face amount of each letter of credit and customary issuance and renewal fees associated with letters of credit.  The loan matures on February 28, 2018.

As of November 12, 2013, there were no amounts drawn on this secured revolving credit facility; however, $2.0 million in outstanding letters of credit on such date limited the borrowing capacity under the credit facility to $8.0 million.

The loan agreement contains covenants that, among other things, limit the ability of the WCI Parties to: (i) sell assets related to the Pelican Preserve Town Center project; (ii) enter into any merger unless WCI Communities, Inc. is the surviving entity; (iii) transfer control or ownership of WCI Communities, LLC; (iv) incur liens on the Pelican Preserve Town Center property; (v) waive, excuse or postpone the payment of any assessments related to the Pelican Preserve Town Center property; (vi) amend any agreement materially and adversely affecting the Pelican Preserve Town Center project; and (vi) amend, terminate, waive any provision of or modify any existing or future lease relating to the Pelican Preserve Town Center project, in each case, subject to certain exceptions.

Letters of Credit and Performance Bonds

We use letters of credit and surety bonds to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements.  As of September 30, 2013, we had $3.8 million of outstanding letters of credit.  Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  These performance bonds, which totaled $11.3 million as of September 30, 2013, are typically outstanding over a period of approximately one to five years or longer, depending on the pace of development.  If banks were to decline to issue letters of credit or surety companies were to decline to issue performance bonds, our ability to operate could be significantly restricted and could have an adverse effect on our business and results of operations.  Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Cash Flows

The table below summarizes our cash flows as reported in our unaudited consolidated statements of cash flows in Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Operating activities
Net cash used in operating activities	$(35,683)	$(21,174)
Investing activities
Net cash (used in) provided by investing activities	(948)	9,250
Financing activities
Net cash provided by financing activities	157,372	5,246
Net increase (decrease) in cash and cash equivalents	120,741	(6,678)
Cash and cash equivalents at the beginning of the period	81,094	43,350
Cash and cash equivalents at the end of the period	$201,835	$36,672

Net cash used in operating activities was $35.7 million and $21.2 million during the nine months ended September 30, 2013 and 2012, respectively.  The $14.5 million increase in cash used in operating activities during the nine months ended September 30, 2013 was primarily due to a $60.0 million year-over-year increase in real estate inventories spending, which was partially offset by (i) a $17.3 million improvement in net income after giving effect to certain non-cash adjustments; (ii) receipt of a $16.8 million federal income tax refund; and (iii) an $11.4 million favorable change in other assets and liabilities.

Net cash used in investing activities during the nine months ended September 30, 2013 was $0.9 million, compared to cash provided by investing activities of $9.3 million during the nine months ended September 30, 2012.    For the nine months ended September 30, 2013, we had $1.5 million of additions to property and equipment, which was partially offset by a $0.6 million distribution of capital from our unconsolidated joint venture.  For the nine months ended September 30, 2012, we received $10.1 million in proceeds from the sales of discontinued operations as we continued to divest our legacy non-core amenities asset, which was partially offset by $0.8 million of additions to property and equipment.

Net cash provided by financing activities was $157.4 million and $5.2 million during the nine months ended September 30, 2013 and 2012, respectively.  The net cash provided by financing activities during the nine months ended September 30, 2013 primarily consisted of the proceeds from our issuance of the 2021 Notes ($200.0 million in aggregate principal amount) and 6,819,091 shares of common stock during our IPO (net proceeds of $90.3 million after deducting underwriting discounts and offering expenses payable by us).  Those items were partially offset by: (i) the repayment of the 2017 Notes ($126.3 million); (ii) $5.6 million in debt issuance costs related to the 2021 Notes and our new senior unsecured revolving credit facility; and (iii) a $0.7 million payment that we made in April 2013 to purchase the one outstanding share of our Series B preferred stock.  The net cash provided by financing activities during the nine months ended September 30, 2012 primarily consisted of the proceeds from the issuance of $125.0 million of aggregate principal amount of 2017 Notes, net of a $2.5 million discount, and $50.0 million of our common stock, net of $1.7 million in issuance costs, partially offset by the repayment of $162.4 million on our senior subordinated secured term loan and payments of $2.5 million of debt issuance costs in connection with the senior secured term notes.

Off-Balance Sheet Arrangements and Contractual Obligations

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties.  These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects.  In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements.  We believe that future contributions, if required, will not have a significant impact on our liquidity or financial condition.  If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures.

In the normal course of business, we may enter into contractual arrangements to acquire developed and undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices.  We generally have the right, at our sole discretion, to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of September 30, 2013, we had aggregate purchase and option contracts of approximately $15.8 million, which controlled approximately 600 planned home sites.  We did not have any non-refundable deposits outstanding for those contracts.

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

During the nine months ended September 30, 2013, there were no material changes to the contractual obligation and off-balance sheet information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement filing on Form S-1 (File No. 333-188866), as amended, made effective on July 24, 2013, except for the activity pertaining to our debt obligations that is discussed at Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Community Development District (“CDD”) Obligations

In connection with the development of certain of our communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities.  We utilize two primary types of bonds issued by the district, type “A” or “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements.  The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation.  The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and the district has a lien on each parcel at the time the district adopts its fees and assessments for the applicable fiscal year.  If the owner of the parcel does not pay this obligation, the district can foreclose on the lien.  The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured, and satisfied by revenues, fees, or assessments levied on the property benefited.  The total amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities was $33.3 million and $35.2 million as of September 30, 2013 and December 31, 2012, respectively.  Bond obligations at September 30, 2013 and December 31, 2012 have maturity dates ranging from 2014 to 2034.  As of September 30, 2013 and December 31, 2012, we have recorded $8.2 million and $9.7 million, respectively, net of debt discounts of $1.7 million and $2.3 million, respectively, which represents the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.  For a detailed description of our community development district obligations, see Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

In April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding.  Therefore, we are both an owner of property subject to a CDD obligation, as well as the holder of the related CDD bonds.  In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities (“ASC 405-20”), we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations.  As a result, $23.6 million of the $24.0 million existing CDD obligation, which relates to the property owned by us, is not recorded as a CDD obligation on our unaudited consolidated balance sheet at September 30, 2013.  We intend to reissue and sell, all or a portion of, the $24.0 million of CDD bonds in the future and will record our proportionate share of the related CDD obligation at that time.

Inflation and Mortgage Interest Rates

We and the homebuilding industry may be adversely affected by inflation, primarily as it relates to increased costs to finance our land acquisitions, make land improvements, purchase raw materials and pay subcontractor labor.  If we are unable to recover these increased costs through higher selling prices to homebuyers, our gross margins could be adversely impacted.  Because the selling prices of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in the costs of raw materials and labor costs greater than those anticipated may result in lower gross margins.  Over the past three fiscal years, the impact of inflation has not been material to our results of operations.

Increases in home mortgage interest rates may also make it more difficult for our buyers to qualify for home mortgage loans, potentially decreasing home sales.

Seasonality

We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our Homebuilding segment.  Because many of our Florida buyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, profits and cash flows.  Accordingly, our revenues may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements.

As a result of seasonal activity, our results of operations during any given quarter are not necessarily representative of the results we expect for the full calendar year or subsequent quarterly reporting periods.  We expect this seasonal pattern to continue, although it may be affected by economic conditions in the homebuilding industry.

In contrast to our typical seasonal results, the weakness in homebuilding market conditions in the U.S. during recent years has mitigated our historical seasonal variations.  Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur.  Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary.  Actual results could differ from these estimates if conditions are significantly different in the future.  Additionally, using different estimates or assumptions in our critical accounting estimates and policies could have a material impact on our consolidated financial statements. See “Forward-Looking Statements” below.

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement filing on Form S-1 (File No. 333-188866), as amended, made effective on July 24, 2013.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax carryforward exists. Under ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance, which is related to financial statement presentation only, is not expected to have a material effect on our consolidated financial position or results of operations.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case, the negative of such terms and other variations or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  Information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable-rate debt, including future borrowings, if any, under the Stonegate Loan and our new unsecured revolving credit facility.  As of September 30, 2013, we had no borrowings outstanding under the abovementioned revolving credit facilities.  However, assuming that (i) the Stonegate Loan and our new unsecured revolving credit facility were to be fully drawn at September 30, 2013 (i.e., $10.0 million and $75.0 million, respectively) and (ii) no interest expense is capitalized, a hypothetical 100 basis point increase in interest rates on our variable-rate debt would increase our annual interest expense by approximately $850,000.

For variable-rate debt, interest rate changes generally do not affect the fair value of the debt instrument but do impact future earnings and cash flows, assuming other factors are held constant.  We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during 2013.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Proceedings and Claims Related to our Bankruptcy Case

Bankruptcy Claims

On August 4, 2008, the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court.  The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009.  The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009.  The Plan was declared effective on September 3, 2009 and the Debtors emerged from bankruptcy on that date.

WCI is responsible to satisfy only those claims against the Debtors as specified in the Plan and the Confirmation Order.  WCI satisfied claims by the Debtors’ primary financial creditors against the Debtors with the issuance to such holders on September 3, 2009 of (a) the senior secured term loan, (b) the senior subordinated secured term loan, and (c) 95% of the shares of common stock issued under the Plan (without accounting for certain shares reserved for issuance or issuable on account of preferred shares issued under the Plan).  In addition, the Plan and the Confirmation Order required WCI to satisfy the following claims against the Debtors: (a) certain “Allowed” claims that are entitled to priority status under section 507(a) of the Bankruptcy Code, by payment in full; (b) certain “Allowed” secured claims, by payment in full; and (c) certain unsecured claims that are “Allowed” in an amount of $135,000 or less, by payment at a rate of 2% of the amount of the claim.  In order for a claim to be “Allowed” under the terms of the Plan, among other things, it must (a) have been (i) timely asserted against, or (ii) formally acknowledged by, the Debtors in the Chapter 11 Cases, and (b) be liquidated, non-contingent, and undisputed.

WCI has resolved and satisfied a substantial majority of the claims asserted to date against the Debtors in the Chapter 11 Cases for which it is responsible under the Plan and the Confirmation Order.  Based on the amount asserted by the purported creditors in the remaining unsatisfied and unresolved claims, as of November 12, 2013, WCI’s maximum liability was $404,000 with respect to such claims.  However, we believe that some of the claims filed as secured claims will not be paid in full and, therefore, WCI’s maximum liability for the claims that remain unsatisfied and unresolved is substantially less than $404,000.

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

Notwithstanding the provisions of the Plan and the Confirmation Order, WCI and certain of its subsidiaries have been subject to certain actions for certain alleged acts, omissions, transactions, or other activities of certain of the Debtors that occurred or came into existence prior to September 3, 2009. It is our policy to vigorously oppose such actions. WCI and certain of its subsidiaries are presently party to two separate litigations that we have asserted are being prosecuted in contravention of the Plan and the Confirmation Order. However, certain factual and legal issues in one of these litigations remain unresolved and, therefore, there exists a risk that such issues could be resolved against WCI. In such an event, WCI could be liable to satisfy in full any final judgment entered in favor of the plaintiff.

The Watermark Condominium Residences Association, Inc. Matter

The Watermark Condominium Residences Association, Inc. (the “Watermark Association”) administers and manages a luxury condominium tower in Hudson County, New Jersey, known as “The Watermark.” Debtor WCI Towers Northeast USA, Inc. (“WCI Towers”) was the sponsor and developer of The Watermark, construction of which was completed in 2008.  The Watermark Association filed a proof of claim in the Chapter 11 Cases on February 5, 2009 in an unliquidated amount.  Following the Effective Date, WCI reached a settlement in the state court litigation it had commenced in the Superior Court of New Jersey, Hudson County, whereby the general contractor for The Watermark agreed to pay to WCI $1.4 million.  The Watermark Association moved to impose a constructive trust on the proceeds of that settlement.  The settlement was funded and the $1.4 million settlement currently remains in escrow pending the resolution of the Watermark Association’s constructive trust motion.  The New Jersey state court judge deferred ruling on the constructive trust until the Bankruptcy Court provides guidance on whether the settlement proceeds are property of the bankruptcy estate.

Additionally, the Watermark Association has sued WCI, WCI Towers and several former WCI employees and subcontractors in a separate lawsuit in the Superior Court of New Jersey, Hudson County, to recover damages arising from certain alleged construction defects at The Watermark.  WCI and WCI Towers moved to dismiss the Watermark Association’s complaint on the basis that, among other things, the claims asserted therein arose prior to the Effective Date of the Plan and are therefore subject to the treatment provided under the Plan. The motion to dismiss is currently pending.

The Company has reached a preliminary settlement, subject to court approval and execution of settlement documents with all parties.  The Company believes that the settlement will not have a material adverse effect on our financial condition, results of operations, or cash flows.

The Lesina at Hammock Bay Condominium Association, Inc. Matter

The Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”), administers and manages a luxury condominium tower in Collier County, Florida, which was built and developed by one of the Debtors.  The Lesina Association filed a proof of claim in the Chapter 11 Cases on February 2, 2009 in an unliquidated amount.  On April 11, 2012, the Lesina Association filed a motion in the Bankruptcy Court requesting a declaration from the Bankruptcy Court that its claims arose after the Effective Date of the Plan and that the Lesina Association is therefore entitled to commence a state court action for warranty claims against WCI.  WCI opposed this motion and the Bankruptcy Court ordered the Lesina Association and WCI to mediation.  The mediation was unsuccessful and on May 17, 2013, the Bankruptcy Court granted the Lesina Association’s motion and determined that the Plan does not bar the Lesina Association from pursuing its statutory warranty claims and assessment claims against the Company.  The Company is appealing this decision.  The Company disputes the allegations made in this action and is vigorously defending this action.  As a result of being in the early stages of litigation, we are unable to estimate the amount of any potential loss.

Other Proceedings

We are subject to various other claims, complaints and other legal actions arising in the normal course of business.  These matters are subject to many uncertainties, and the outcomes of these matters are not within our control and may not be known for prolonged periods of time.  Nevertheless, we believe the outcome of any of these currently existing proceedings, even if determined adversely, will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.  You should carefully consider the risk factors set forth below and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or cash flows.

Risks Related to Our Business

The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.

During 2012, several housing markets stabilized and began recovering after years of weak demand and excess supply during the housing downturn. In these markets, there were generally more sales of new and resale homes, higher selling prices and fewer homes available for sale, in each case as compared to the prior year. There were also more overall housing starts and construction permits authorized in the U.S., reflecting increased construction activity. These trends have been driven in large part by record-low interest rates for mortgage loans that, in combination with relatively low home selling prices, have made homeownership more affordable compared to historical levels and to rental housing costs, which have been rising over the past few years.

With the emerging housing recovery, we and other homebuilders for the most part reported higher orders and deliveries and better financial results in 2012 than in 2011.  While some of the many negative factors that contributed to the housing downturn may have moderated during 2013, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions. These negative factors include (a) weak general economic and employment growth that, among other things, restrains consumer incomes, consumer confidence and demand for homes; (b) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to a “shadow inventory” of lender-owned homes that may be sold in competition with new and other resale homes at low “distressed” prices or that generate short sales activity at such price levels; (c) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (d) volatility and uncertainty in U.S. financial, credit and consumer lending markets amid slow growth or recessionary conditions; and (e) tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. Additional headwinds may come from the efforts and proposals of lawmakers to reduce the debt of the federal government and/or solve state budget shortfalls through tax increases and/or spending cuts, and/or government shut-downs, and financial markets’ and businesses’ reactions to those efforts and proposals, which could impair economic growth. Given these factors, we can provide no assurances that the present housing recovery will continue or gain further momentum, whether overall in the U.S. or in Florida.

The present housing recovery is relative to an extremely low level of consumer demand for homes, home sales and new residential construction activity, reflecting the severity of the housing downturn. Even with the upturn during 2013, our and the homebuilding industry’s sales, deliveries, revenues and profitability remain well below, and may not return to, the peak levels reached shortly before the housing downturn began. If the present housing recovery stalls or does not continue at the same pace, or any or all of the negative factors described above persist or worsen, particularly if there is limited economic growth or a decline, low growth or decreases in employment and consumer incomes, and/or continued stringent mortgage lending standards and practices, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate and our ability to operate profitably, and the effect may be material.

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

Since emerging from bankruptcy in September 2009, we had net losses in two of the last three fiscal years. Even if we maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis going forward. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. As a result, the price of our common stock may decline.

Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline.

During the nine months ended September 30, 2013, substantially all of our revenues were generated from our Florida operations. During the downturn from 2006 to 2010, the value of land, the demand for new homes and home selling prices declined substantially in Florida, which materially and adversely impacted our business, financial condition and results of operations. Although the Florida housing market continues to recover, we cannot predict the extent or timing of its further recovery, if at all. There can be no assurances that our business, financial condition and results of operations will not be further adversely affected if the conditions in

Florida do not continue to improve or any improvement takes place over an extended period of time. Because our operations are concentrated in Florida, a prolonged economic downturn in one or more Florida markets could have a material adverse effect on our business, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more geographically diversified operations. Slower rates of population growth or population declines in our Florida markets, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our business, financial condition and results of operations. Additionally, if buyer demand for new homes in Florida weakens, home selling prices may decline, which will adversely impact our profitability.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis, primarily due to our Homebuilding segment. Because many of our Florida buyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, profits and cash flows. Typically, we expect to generate a higher proportion of our annual total Homebuilding revenues in the fourth quarter. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Additionally, delays, severe weather, natural disasters or significant negative economic events that occur in the fall or early winter may have a disproportionate effect on our revenues, profits and cash flows. We believe that quarter to quarter comparisons of our results should not be relied upon as an indicator of future performance. As a result of such fluctuations, the price of our common stock may experience volatility. See Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” of this Quarterly Report on Form 10-Q.

We may not be able to maintain our gross margins in our Homebuilding segment in the future.

Our high Homebuilding gross margins for the year ended December 31, 2012 and the nine months ended September 30, 2013 were partially attributable to the low book value of our land, which was reset to then-current fair market values in September 2009 in connection with our restructuring and in accordance with fresh start accounting requirements. We expect that homes delivered from communities we owned in September 2009 that were reset to then-current fair market values will have a gross margin percentage approximately 5%-10% higher than homes delivered from our most recent land acquisitions. As of September 30, 2013, we owned approximately 6,000 home sites that benefit from being reset to fair value in September 2009. While we currently have significant land inventory at an attractive book value when compared to the current fair market value of that land, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate the positive impact of our low book value land on our Homebuilding gross margin will begin to decline. Additionally, the opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly more limited and competitive. As a result, we are spending more on land development, as we are purchasing more undeveloped land and partially finished home sites. Moreover, weak general economic conditions, including low employment and population growth, future competition and other factors may impact our ability to realize sales prices in excess of the book value of our land inventory or to continue to increase our home selling prices and increase sales in new communities and neighborhoods. These factors could impact our ability to maintain our current level of Homebuilding gross margins in the future.

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

•                  our selling homes at lower prices;

•                  our offering or increasing sales incentives, discounts or price concessions for our homes;

•                  our delivering fewer homes;

•                  our incurring higher construction and land costs;

•                  our selling fewer homes or experiencing higher home purchase contract cancellations by buyers;

•                  impairments in the value of our real estate inventories and other assets;

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

The homebuilding industry has, from time to time, experienced labor and raw material shortages and has been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of labor, concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our communities. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. We have also observed that the cost of labor and raw materials has been increasing as a result of an improving housing market in Florida. If sales prices of homes do not keep pace with these increased costs, our gross margins could be negatively affected. During the recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market, which may limit capacity for new construction until the labor base grows. In addition, the cost of petroleum products, which are used to deliver our materials, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents, which could affect the price of our important raw materials. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We must also contend with other risks associated with construction activities, including the inability to obtain insurance or obtaining insurance at significantly increased rates, cost overruns, labor disputes, unforeseen environmental or engineering problems, work stoppages and natural disasters, any of which could delay construction and result in a substantial increase in costs that would reduce our profitability. Claims may be asserted against us for construction defects, architectural and/or design defects, personal injury or property damage, product liability and warranty claims, and these claims may give rise to liability. Where we hire contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our contractors, we may become responsible for the losses or other obligations of the contractors, which may materially and adversely affect our business, financial condition and results of operations. Should losses in excess of insured limits occur, the losses could adversely affect our business, financial condition and results of operations. In addition, our results of operations could be negatively impacted in the event that a contractor for our residential construction experiences significant cost overruns or delays and is not able to absorb such impacts or if buyers make claims for rescission arising out of substantial delays in completion of a building and their units.

Because our business depends on the acquisition of new land, a shortage of available land could limit our ability to develop new communities, increase land costs and reduce our revenues and/or negatively affect our results of operations.

Our long-term success and growth strategy depend, in part, upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control. We may compete for available land with entities that possess significantly greater financial, marketing and other resources. In addition, we may be unable to obtain financing to purchase new land on satisfactory terms or at all. Competition generally may reduce the amount of land available and the willingness of sellers to sell at reasonable prices, increasing the cost of such land. Restrictive governmental regulations, including, but not limited to, zoning regulations and environmental requirements, may also affect the availability and market value of land. If sufficient suitable land opportunities do not become available, it could limit our ability to develop new communities, increase land costs and negatively impact our business, financial condition and results of operations.

If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.

The risk of owning developed and undeveloped land can be substantial for us. Our current growth strategy will require us to invest a significant portion of our capital in new land acquisitions over the next several years. The successful execution of this strategy will significantly increase the amount of land we hold. The market value of the undeveloped land, buildable home sites and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions. There is an inherent risk that the value of the land owned by us may decline after being purchased. The valuation of property is inherently subjective and based on the individual characteristics of each property. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for home sites controlled under option or similar contracts may be put at risk. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of buyers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory or land development costs increase beyond our anticipated construction costs, our profitability may be adversely affected and we may not be able to recover our costs when we sell and build houses.

Prior to 2012, we experienced several years of negative economic and market conditions, which resulted in the impairment of a number of our land positions. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that asset. During 2011, we recorded asset impairments of $11.4 million.  We did not record any asset impairments during 2012 or the nine months ended September 30, 2013.  We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. If economic or market conditions do not continue to improve, we may have to impair additional land holdings and projects, write off option deposits (if applicable), sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market. If, as planned, we significantly increase the amount of land we hold over the next several years, we will also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions deteriorate, this deterioration would have a significantly greater adverse impact on our business, financial condition and results of operations.

If we are not able to develop our communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

Before a community generates any revenues, material expenditures are required to acquire land, to obtain or renew permits, development approvals and entitlements and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. There may be a lag between the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. We can also experience significant delays in obtaining permits, development approvals and entitlements. In addition, we may also have to renew existing permits and there can be no assurance that these permits will be renewed. Lag time varies on a project-by-project basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. Litigation challenging project approvals could also add additional time to the development approval process. As a result of this lag, we face the risk that demand for housing may decline during this period and we will not be able to dispose of developed properties on undeveloped land or home sites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land, options for land and developed home sites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Furthermore, after a delay, we may face increased development costs due to prices that exceed our anticipations as a result of inflation or other causes.

It generally takes several years for a community development to achieve cumulative positive cash flow. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on our financial condition and results of operations. In addition, if we experience delays that result in a decline in market values of our home inventories, undeveloped land, any options for land and developed home sites, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets if values decline.

Our business and results of operations are dependent on the availability and skill of subcontractors.

All of our residential construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors during times of material shortages and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurances that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Moreover, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors, repair the homes in accordance with our new home warranty and as required by law. We typically reserve approximately 0.5% of the selling price of each home we sell to provide customer service to our homebuyers, which is subject to change based on our warranty experience. These reserves are established based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can, in some instances, be subject to fines or other penalties, and our reputation may be injured.

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

These government entities often have broad discretion in exercising their approval authority. The approval process can be lengthy and cause significant delays or result in a temporary or permanent halt to the development process. The approval process may involve public input and public hearings and may also be opposed by neighboring landowners, consumer or environmental groups, among others, which in turn can also cause significant delays or permanently halt the development process. Litigation challenging government approvals could also cause significant delays or halt the development process. Delays or a temporary or permanent halt in the development process can cause substantial increases to development costs, delays in constructing and selling homes, or cause us to abandon the project and to sell the affected land at a loss, which in turn could harm our results of operations.

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

Moreover, Florida has enacted legislation to regulate homeowner associations, which affects the master and condominium associations we manage or control in our communities. Furthermore, we are also subject to state legislation and Internal Revenue Service rulings pertaining to community development districts (“CDDs”). A CDD is a local, special purpose government framework authorized by Florida’s Uniform Community Development District Act of 1980, as amended, and provides a mechanism to manage and finance the infrastructure required to develop new communities. CDDs are legal entities with the ability to enter into contracts, own property, sue and be sued, and impose and levy taxes and/or assessments. CDDs are subject to audit and rulings from the Internal Revenue Service with respect to the tax-exempt status of their bonds.

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

We are subject to various federal, state and local environmental laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. Our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. Compliance with these laws and regulations may also restrict or delay our homebuilding activity. The inability to grow our business or pay these costs could reduce our profitability. In addition, our operating costs may also be affected by our compliance with, or our being subject to, environmental laws, ordinances and regulations relating to hazardous or toxic substances of, under, or in our properties. These costs could be significant and could result in decreased profitability or the inability to develop our land as originally intended.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. We may also become subject to challenges by third-parties, such as environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals for our projects and operations. In those cases where an endangered or threatened species is involved and a related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on or the prohibition of development and building activity in identified environmentally sensitive areas. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

From time to time, the U.S. Environmental Protection Agency (the “EPA”) and similar federal or state agencies conduct inspections of our properties for compliance with these environmental laws and a failure to strictly comply may result in an assessment of fines and penalties and an obligation to undertake corrective actions. Any such enforcement actions may increase our costs.

Under various environmental laws, current or former owners or operators of real estate, whether leased or owned, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination, regardless of whether such contamination or environmental conditions were created by us or a prior owner or tenant, or by a third-party or neighboring property. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Although environmental site assessments conducted at our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations, and we are not aware of any material environmental liability or concerns, there can be no assurance that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, financial condition or results of operations.

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

Our Homebuilding and Real Estate Services businesses depend on the ability of some homebuyers to obtain financing for the purchase of their homes. Since 2009, the mortgage lending industry in the U.S. has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the downturn had caused almost all lenders to stop offering subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac and FHA standards. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes.  These developments may delay the continued improvement in the housing market. If our potential homebuyers, the buyers of our homebuyers’ existing homes or other customers of our Real Estate Services businesses cannot obtain suitable financing, our business, financial condition and results of operations could be adversely affected.

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

Moreover, the FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines and, as a result, can be a source for financing the sale of our homes. In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks has reduced opportunity for those buyers. In the near future, further restrictions are expected on FHA-insured loans, including limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect the volume of homes sold to those buyers seeking FHA financing.

Furthermore, the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 implemented new requirements relating to residential mortgages and mortgage lending practices. These include, among other things, minimum underwriting standards, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions may reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could adversely affect our home sales, financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.

As of September 30, 2013, we had $114.4 million of net operating loss (“NOL”) carryforwards for tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses are generated, after which time they will expire. State NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for a period of time ranging from 5 to 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. Moreover, the rate at which we can utilize our NOL carryforwards is also limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. A Section 382 ownership change generally occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, we believe that we have previously experienced ownership changes affecting our current NOL carryforwards including an ownership change that may have occurred as a result of our IPO. In addition, our ability to use our NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be a result of changes in the markets in which we do business, our profitability and general economic conditions. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used and, therefore, could reduce the value of our deferred tax assets.

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

Moreover, acquisitions may require us to incur or assume additional indebtedness, resulting in increased leverage. Any significant acquisition may result in a weakening of our financial condition and an increase in our cost of borrowings. Acquisitions may also require us to issue additional equity, resulting in dilution to existing stockholders.

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

In addition, while we typically enter into purchase or option contracts for the acquisition of land, there can be no assurances that even after execution of these contracts we will be able to consummate these acquisitions on the terms included therein or at all, including, but not limited to, because of our inability to obtain governmental approvals and entitlements, matters uncovered in due diligence, including environmental and title matters, and other regulatory and community issues. Moreover, in some cases where we do not go forward with an acquisition, we may lose our deposits and/or be able unable to recover our due diligence, development and other transaction costs and expenses. When we enter into non-binding letters of intent for land acquisitions, for example, it is also possible that we may choose not to or may be unable to, for reasons beyond our control, enter into binding agreements. Additionally, in any land acquisition, we may underestimate land development costs, which could reduce our profitability.

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

In addition, availability of mortgage financing and increases in interest rates as a result of changes to U.S. monetary policies could significantly increase the costs of owning a home by making it more costly or extremely difficult to obtain financing, which in turn would adversely impact demand for and selling prices of homes. Any increases in interest rates could adversely affect our business, financial condition and results of operations. As a result, the price of our common stock may decline.

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

A portion of our business is dedicated to the formation and sale of condominiums and subdivisions. Condominiums in the state of Florida are regulated by the State of Florida Department of Business and Professional Regulation (the “Department”). In connection with our development of condominiums and offering of condominium units for sale, we must submit regulatory filings to the Department, which will respond to and comment on our applications, and we are subject to Florida’s Condominium Act. Although we retain control of the condominium associations at a number of our projects, we are required to transfer control of the condominium association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third-party owners. Although we maintain reserves for turnover purposes, transfer of control can result in claims with respect to deficiencies in operating funds and reserves, construction defects and other condominium-related matters by the condominium association and/or the third-party condominium unit owners. Any material claims in these areas in excess of our reserves could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our operations as a whole.

Subdivisions are not regulated by the state of Florida, but there are statutory provisions governing subdivisions and homeowners associations which require adherence. As with condominium associations, although we retain control of the homeowners associations at a number of our projects, we are required to transfer control of the homeowners association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of subdivided home sites to third-party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves (to the extent applicable), construction defects and other subdivision-related matters by the homeowners association and/or the third-party subdivided lot owners. Any material claims in these areas could negatively affect our reputation in subdivision development and ultimately have a material adverse effect on our operations as a whole.

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

Insurance and surety companies are continuously re-examining their business risks, and have taken actions, including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverage, imposing exclusions, such as mold damage, sinkholes, sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, change in coverage, change in terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our financial condition and results of operations.

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

Although we maintain warranty and other reserves, we obtain insurance for construction defect claims and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work.  Such policies and reserves may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims. Future claims may also arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. In addition, our future results of operations for any particular quarterly or annual period could be materially adversely affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation. Furthermore, one or more of our insurance carriers could become insolvent. In addition, the filing or threat of filing a claim against us, whether or not viable, may lead to negative publicity, which could adversely affect our reputation, home sales and the price of our common stock.

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

In addition, in order to compete in our industry effectively, we must ensure that the experience and knowledge of our employees is institutionalized and is not lost when personnel leave our company due to retirement, redundancy, or other reasons. Failure to do so would adversely affect our standard of service to buyers, financial condition and results of operations.

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

During 2011 and 2012, 2.8% and 3.0% of our total home orders were canceled, respectively.  During the nine months ended September 30, 2013, 4.4% of our total home orders were canceled. These buyers contracted to buy a home but did not close on the transaction whether due to the economic downturn, failure to satisfy contingencies, mutual termination, default by the buyer, or otherwise. An increase in the rate or number of cancellations may adversely impact our home sales revenue and results of operations, as well as our backlog. In cases of cancellations, we remarket the home and usually retain any deposits that we are permitted to retain. These deposits may not cover the additional carrying costs and costs to resell the home.

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

In the future, we may become subject to litigation, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

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

We use information technology and other computer resources to carry out important operational and marketing activities, as well as to maintain our business and employee records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Performance or security failures could expose us to operational and reporting risk and failures, as well as exposure to information security and privacy protection issues.

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

We intend to employ prudent levels of leverage to finance our business, including the acquisition and development of our home sites and construction of our homes. As of September 30, 2013, we had $200.0 million of total debt outstanding.  On August 7, 2013, we completed the issuance of the 2021 Notes.  The net proceeds from the Notes Offering were $195.5 million after deducting fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of the 2017 Notes, of which $125.0 million in aggregate principal amount was issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  In addition, in August 2013, we entered into a four-year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million (the “Revolving Credit Facility”).  As of September 30, 2013, we had approximately $285 million of available liquidity from cash and cash equivalents, the Revolving Credit Facility and our senior loan with Stonegate Bank (the “Stonegate Loan”).  Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our amended and restated certificate of incorporation and bylaws do not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our shareholders, subject to the covenants contained in our existing debt agreements.

Our use of debt capital could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•                  our cash flow from operations may be insufficient to make required payments of principal and interest on the debt, which would likely result in acceleration of such debt;

•                  our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

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

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance our debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure.  Certain of our current debt agreements have, and any additional debt agreements that we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving holders of certain debt the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, financial condition and results of operations. Moreover, certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.

If we cannot obtain letters of credit and surety bonds, our ability to operate may be restricted.

We use letters of credit and surety bonds to secure our performance under various land development and construction agreements (“performance bonds”), land purchase obligations, escrow agreements, financial guarantees and other arrangements, primarily with governmental authorities. Under Florida law, we also need surety bonds in order to use homebuyers’ escrowed deposits for construction purposes, unless homebuyers waive their escrow rights. As of September 30, 2013, we had $3.8 million of outstanding letters of credit.  Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These performance bonds, which totaled $11.3 million as of September 30, 2013, are typically outstanding over a period of approximately one to five years or longer, depending on the pace of development. Our ability to obtain additional letters of credit and surety bonds primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the capacity of the markets for such bonds.  We must also fully indemnify providers of surety bonds.  Letters of credit and surety bond providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, or if we are required to provide credit enhancement, such as cash deposits, our ability to operate could be significantly restricted and could have an adverse effect on our business, liquidity, financial condition and results of operations.

We may need additional financing to fund our operations or expand our business and, if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

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

On August 7, 2013, we completed the issuance of the 2021 Notes in a private offering. The net proceeds from the Notes Offering were $195.5 million after deducting fees and expenses.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of the 2017 Notes, of which $125.0 million in aggregate principal amount was issued and outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  Additionally, on August 27, 2013, we entered into the Revolving Credit Facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be utilized for letters of credit.  As of November 12, 2013, there were no amounts drawn on the Revolving Credit Facility or any limitations on our borrowing capacity, leaving the full amount available to us on such date.

After giving effect to these recent debt and capital market transactions and based on current operations and anticipated growth, we believe we can meet our cash requirements with existing cash and cash equivalents and cash flow from operations (including sales of our homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations.  We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

Our indebtedness may restrict our ability to pursue our business strategies.

The indenture governing the 2021 Notes, the credit agreement governing the Revolving Credit Facility and the senior loan agreement governing the Stonegate Loan restrict, and any debt we incur in the future will likely restrict, our ability to take specific actions even if we believe such actions may be in our best interests. These include, but are not limited to, covenants (financial and otherwise) generally affecting our ability, subject to certain exceptions and exemptions, to:

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

In addition, the credit agreement governing the Revolving Credit Facility contains customary affirmative covenants and certain financial maintenance covenants, including a minimum consolidated tangible net worth covenant, a consolidated leverage ratio covenant, and a covenant requiring either minimum liquidity or maintenance of a consolidated interest coverage ratio according to a schedule set forth in the credit agreement governing the Revolving Credit Facility.

Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we breach any of these covenants (financial or otherwise) or restrictions, we could be in default under the 2021 Notes, the Revolving Credit Facility, the Stonegate Loan or any other future financing arrangement we enter into.  This would permit the holders of the 2021 Notes, the lenders under the Revolving Credit Facility or Stonegate Bank to take certain actions, including declaring the 2021 Notes, the Revolving Credit Facility or the Stonegate Loan, as applicable, due and payable, together with accrued and unpaid interest. If the 2021 Notes, the Revolving Credit Facility, the Stonegate Loan or any other future financing arrangement that we enter into were to be accelerated, our assets, in particular our liquid assets, may be insufficient to repay our indebtedness. A default could also significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. The occurrence of any default could have a material adverse effect on our business, financial condition and results of operations. See Item I Part 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Related to Our Organization and Ownership of Our Common Stock

Because of their significant stock ownership, our principal shareholders have substantial influence over our business, and their interests may differ from our interests or those of our other shareholders.

As of November 12, 2013, Monarch Alternative Capital LP and certain of its affiliates (collectively, “Monarch”) and Stonehill Institutional Partners, L.P. and certain of its affiliates (collectively, “Stonehill,” and together with Monarch, the “Principal Investors”) owned approximately 28.1% and 25.5% of our common stock, respectively. Due to their ownership, the Principal Investors have the power to control us and our subsidiaries, including the power to elect a majority of our directors, agree to sell or otherwise transfer a controlling stake in us and determine the outcome of all actions requiring a majority shareholder approval. In addition, pursuant to stockholders agreements that we entered into with the Principal Investors in connection with our IPO, for so long as a Principal Investor holds at least 60% of the shares of our common stock held by it at the consummation of the IPO, such Principal Investor has the right to nominate two directors to the board of directors and one director to each board committee (subject to applicable independence requirements of each committee). When a Principal Investor owns less than 60%, but at least 20%, of the shares of our common stock held by it at the consummation of the IPO, such Principal Investor is entitled to nominate one director to the board of directors and each board committee (subject to applicable independence requirements of each committee).  Under the stockholders agreement, we also agreed to use commercially reasonable efforts to take all necessary and desirable actions within our control to cause the election, removal and replacement of such directors in accordance with the stockholders agreements and applicable law. Each Principal Investor also has agreed to vote for the other’s board nominees in accordance with the terms of a separate voting agreement between the Principal Investors.

The interests of our Principal Investors may differ from our interests or those of our other shareholders and the concentration of control in the Principal Investors will limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of these Principal Investors may also delay, defer or even prevent an acquisition by a third-party or other change of control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other shareholders. Therefore, the concentration of voting power among these Principal Investors may have an adverse effect on the price of our common stock. Our company may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the price of our common stock to decline.

As a newly public company, the share price for our common stock may fluctuate significantly.

Prior to our IPO, there was no public market for our common stock.  Although we have listed our common stock on the New York Stock Exchange, an active trading market for our common stock may not be sustained.  If an active trading market is not sustained, investors may have difficulty selling shares of our common stock at the time they would like to sell, and the value of such shares might be materially impaired.

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

As a newly public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the Securities and Exchange Commission (the “SEC”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•                  prepare and distribute periodic reports and other shareholder communications in compliance with the federal securities laws and the New York Stock Exchange rules;

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

•                  comply with New York Stock Exchange listing standards; and

•                  comply with the Sarbanes-Oxley Act.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly; however, we are currently unable to estimate these costs with any degree of certainty. A number of these requirements have, and will require us to continue to, carry out activities we have not done previously as a private company and complying with such requirements may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

In the past, as a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ending December 31, 2014, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation report in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Provisions of our charter documents or Delaware law could delay, discourage or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change our management.

Our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of our common stock. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include the following:

•                  no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;

•                  the exclusive right of our board of directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents shareholders from being able to fill vacancies on our board of directors;

•                  the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•                  the ability of our board of directors to alter our bylaws without obtaining shareholder approval;

•                  the required approval of at least 66 2/3% of the outstanding shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•                  a prohibition on shareholder action by written consent, which forces shareholder action to be taken at an annual or special meeting of our shareholders;

•                  no requirement that a special meeting of shareholders be called at the request of shareholders, other than at the request of either of the Principal Investors, so long as one of them or both together hold at least 10% of our outstanding shares, which may delay the ability of our shareholders to force consideration of a proposal or to take action, including the removal of directors; and

•                  advance notice procedures that shareholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock. However, in our case, the Principal Investors and any of their affiliates and subsidiaries and any of their direct or indirect transferees receiving 15% or more of our voting stock will not be deemed to be interested stockholders regardless of the percentage of our voting stock owned by them and, accordingly, will not be subject to such restrictions. This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

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

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees, as determined by our board of directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director, or officer, of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Our amended and restated bylaws also require that such person return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of November 12, 2013, we have 25,869,148 shares of outstanding common stock. All shares of our common stock sold in our IPO are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares that are held or acquired by our affiliates, as that term is defined in the Securities Act.

In connection with our IPO, we and our officers, directors, director nominees and one of our shareholders entered into lock-up agreements that, subject to certain exceptions, prevent the sale of shares of our common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock for 180 days after July 24, 2013, except with the prior written consent of Citigroup Global Markets Inc. (“Citigroup”). Additionally, substantially all of our other shareholders, including the Principal Investors, entered into lock-up agreements that, subject to certain exceptions, prevent the sale of shares of our common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock for a period of (a) with respect to 20% of their holdings, 120 days, provided that, until 180 days after the IPO, they are sold in an underwritten registered offering, (b) with respect to an additional 40% of their holdings, 180 days and (c) with respect to the remaining 40% of their holdings, 240 days, in each case, after July 24, 2013, except with the prior written consent of Citigroup. All of the shares of our common stock outstanding as of July 24, 2013, may be sold in the public market by existing stockholders 240 days after July 24, 2013, subject to applicable limitations imposed under federal securities laws.

As of November 12, 2013, shareholders holding 15,257,745 shares of our outstanding common stock, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

In addition, under certain employee benefit plans, we may issue up to 2,987,000 shares of common stock, which consist of (a) up to 2,060,000 shares of our common stock pursuant to our 2013 Incentive Award Plan (of which 49,600 shares are outstanding as of November 12, 2013 under restricted stock grants), (b) up to 839,753 shares of common stock pursuant to our Amended and Restated 2013 Long Term Incentive Plan (all of which are outstanding as of November 12, 2013 under grants of stock awards) and (c) up to 87,247 shares of common stock pursuant to our Amended and Restated 2013 Director Long Term Incentive Plan (all of which are outstanding as of November 12, 2013 under grants of stock awards).  We have registered all of these shares under the Securities Act on a registration statement on Form S-8.  These shares, once issued and released from any restrictions thereon, will be able to be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up arrangements described above.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both, and may result in future Section 382 limitations that could reduce the rate at which we utilize our NOL carryforwards. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. In addition, under the indenture governing the 2021 Notes, the credit agreement governing the Revolving Credit Facility and any other future financing arrangement we enter into, we may be unable to, pay cash dividends to our shareholders.

If securities analysts do not publish favorable reports about our company or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

The trading price for our common stock will depend, in part, on the research and reports about our company that are published by analysts in the financial industry. Analysts could issue negative commentary about our company or our industry, or they could downgrade our common stock. We may also be unable to ensure that our company receives sufficient research coverage and has visibility in the market. Any of these factors could result in the decline of the trading price of our common stock.

Non-U.S. holders may be subject to U.S. federal income tax on gains realized from the sale or other disposition of our common stock.

Due to our holdings in U.S. real property interests, we believe we currently are, and will continue to remain being for the foreseeable future, a “United States real property holding corporation” for U.S. federal income tax purposes. As a result, a non-U.S. holder generally will be subject to U.S. federal income tax on any gain realized on a sale or other disposition of our common stock, unless our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder did not actually or constructively own more than 5% of our common stock at any time during the shorter of (i) the five-year period preceding the date of the sale or other disposition and (ii) the non-U.S. holder’s holding period in such common stock. In addition, a 10% withholding tax could apply to the gross proceeds from a sale or other disposition of our common stock by a non-U.S. holder if our common stock is not regularly traded on an established securities market. A non-U.S. holder also will be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the sale or other disposition of our common stock that is subject to U.S. federal income tax. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of our common stock. For this purpose, a “non-U.S. holder” is a beneficial owner of our common stock that is not a U.S. person or partnership for U.S. federal income tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the three months ended September 30, 2013.

During July 2013, we issued an aggregate of 903,825 shares of common stock to the holder of our Series A preferred stock, the WCI Communities, Inc. Creditor Trust (the “Creditor Trust”), in exchange for 10,000 shares of our Series A preferred stock, representing all of our outstanding Series A preferred stock.  We claimed exemption from registration under the Securities Act for the sale and issuance of common stock in such exchange by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as a transaction not involving any public offering.  We claimed such exemption on the basis that (a) the Creditor Trust represented, among other things, that it (i) was an “accredited investor” as defined under the Securities Act, (ii) intended to acquire the securities for its own account and not with a view toward further distribution in a manner that would violate the Securities Act and (iii) received adequate information about the registrant and (b) appropriate legends were affixed to the stock certificates issued in such transactions.  No underwriters were involved in this transaction.

On May 24, 2013, we commenced the IPO of our common stock, par value of $0.01.  Pursuant to the Registration Statement on Form S-1 (File No. 333-188866), as amended, that was declared effective on July 24, 2013, we registered 7,841,954 shares of common stock (including a 30-day option granted by us to the underwriters in the IPO to purchase up to 1,022,863 shares of common stock, which was not exercised).  We sold 6,819,091 shares of our common stock in the IPO at a price per share to the public of $15.00 for an aggregate offering price of $102.3 million. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint book-running managers of the IPO and as representatives of the underwriters.  Zelman Partners LLC, FBR Capital Markets & Co. and Raymond James & Associates, Inc. also acted as underwriters in the IPO.  The IPO closed on July 30, 2013, and the net proceeds of the IPO to the Company were $90.3 million, after deducting the underwriting discounts of $6.9 million and offering expenses payable by us of $5.1 million.  No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

We intend to use the net proceeds from the IPO for general corporate purposes, including the acquisition and development of land and home construction.  There has been no material change in the expected use of the net proceeds from the IPO as described in our Registration Statement on Form S-1.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended on July 24, 2013	10-Q	001-36023	3.1	8/20/13

3.2	Amended and Restated By-laws of the Company, as amended on July 24, 2013	10-Q	001-36023	3.2	8/20/13

4.1	Registration Rights Agreement, dated July 2, 2013, by and between WCI Communities, Inc. and WCI Communities, Inc. Creditor Trust	S-1/A	333-188866	4.5	7/9/13

4.2	Registration Rights Agreement, dated July 24, 2013, by and among WCI Communities, Inc., affiliates of Monarch Alternative Capital LP and Stonehill Institutional Partners, L.P.	10-Q	001-36023	4.2	8/20/13

4.3	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and affiliates of Monarch Alternative Capital LP	10-Q	001-36023	4.3	8/20/13

4.4	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and Stonehill Institutional Partners, L.P.	10-Q	001-36023	4.4	8/20/13

4.5	Indenture, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	8-K	001-36023	4.1	8/8/13

4.6	Registration Rights Agreement, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Citigroup Global Markets Inc., as representative for the initial purchasers.	8-K	001-36023	10.1	8/8/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.7	Specimen Certificate for shares of Common Stock	S-1/A	333-188866	4.1	7/9/13

4.8	Form of 6 7/8% Senior Note	8-K	001-36023	Exhibit A to 4.1	8/8/13

4.9	Form of Notation of Guarantee	8-K	001-36023	Exhibit F to 4.1	8/8/13

10.1	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-188866	10.1	7/9/13

10.2 #	WCI Communities, Inc. 2013 Incentive Award Plan	10-Q	001-36023	10.5	8/20/13

10.3 #	WCI Communities, Inc. Senior Executive Incentive Bonus Plan	10-Q	001-36023	10.6	8/20/13

10.4	Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Real, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25	5/30/13

10.5 ##	First Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25(a)	5/30/13

10.6 ##	Second Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25(b)	5/30/13

10.7 #	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan	S-1/A	333-188866	10.27	7/15/13

10.8 #	WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan (Employees)	S-1/A	333-188866	10.10(a)	7/15/13

10.9 #	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan	S-1/A	333-188866	10.11(a)	7/15/13

10.10 #	WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.12(a)	7/15/13

10.11 #	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.13(a)	7/15/13

10.12	Exchange Agreement, dated July 2, 2013, by and between WCI Communities, Inc. and WCI Communities, Inc. Creditor Trust	S-1/A	333-188866	10.26	7/9/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Credit Agreement, dated August 27, 2013, among WCI Communities, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto	8-K	001-36023	10.1	8/29/13

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS †	XBRL Instance Document					**

101.SCH †	XBRL Taxonomy Extension Schema Document					**

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document					**

**                                  Furnished herewith.

#                                         Management contract or compensatory plan or arrangement.

##                                  WCI Communities, Inc. requested confidential treatment for certain information contained in this exhibit.  Such information was filed separately with the Securities and Exchange Commission on May 30, 2013 pursuant to a Confidential Treatment Request.  On July 25, 2013, the Securities and Exchange Commission approved the request pursuant to an Order Granting Confidential Treatment.

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

WCI COMMUNITIES, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer