Form 10-K
period 2013-12-31
WCI Communities, Inc.
filed 2014-02-27
CIK 1574532

Use these links to rapidly review the document
TABLE OF CONTENTS 1
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-36023

WCI COMMUNITIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-0472098 (I.R.S. Employer Identification No.)
24301 Walden Center Drive Bonita Springs, Florida (Address of Principal Executive Offices)	34134 (Zip Code)

Registrant's Telephone Number, Including Area Code: (239) 947-2600

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant was not a public company on the last business day of its most recently completed second fiscal quarter and, therefore, it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         Common shares outstanding as of February 27, 2014: 25,975,991

Documents Incorporated by Reference

         Certain sections of the registrant's definitive proxy statement, to be issued in connection with its 2014 Annual Meeting of Stockholders, have been incorporated by reference into Part III of this Form 10-K.

WCI COMMUNITIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Unless the context otherwise requires, the terms the "Company," "we," "us" and "our" in this Annual Report on Form 10-K refer to WCI Communities, Inc. and its subsidiaries and the term "WCI" refers only to WCI Communities, Inc.

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. These forward-looking statements may be identified by terminology such as, "believe," "estimate," "project," "anticipate," "expect," "seek," "predict," "contemplate," "continue," "possible," "intend," "may," "might," "will," "could," "would," "should," "forecast," or "assume" or, in each case, the negative of such terms and other variations or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Information about issues that could lead to material changes in performance and risk factors that have the potential to affect us are contained under the caption "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

PART I

Item 1.    Business.

Overview

        We are a lifestyle community developer and luxury homebuilder of single-and multi-family homes in most of coastal Florida's highest growth and largest markets, in which we own or control approximately 8,500 home sites as of December 31, 2013. We have established a reputation and strong brand recognition for developing amenity rich, lifestyle oriented master-planned communities. Our homes and communities are primarily targeted to move-up, second home and active adult buyers. We intend to leverage our experience, operational platform and well-located land inventory, with an attractive book value, to capitalize on markets with favorable demographic and economic forecasts in order to grow our business.

        WCI Communities, Inc. was incorporated in Delaware in 2009 and our predecessor company was founded in 1998. As further discussed below under "Our Restructuring," our predecessor company and certain of its subsidiaries emerged from bankruptcy on September 3, 2009 and operated as a privately held company until July 2013. On July 30, 2013, we completed the initial public offering of our common stock and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us. Shares of our common stock trade on the New York Stock Exchange under the ticker symbol "WCIC."

        We believe that our business is distinguished by our:

  •
  significant, well-located, land inventory in developed and established communities;

  •
  proven leadership team, which has extensive experience in our markets;

  •
  expertise in, and reputation for, developing luxury lifestyle communities with well-managed amenities;

  •
  higher average selling prices and lower cancellation rates when compared to most other public homebuilders, as well as a significant percentage of all-cash purchasers, attributed to our focus on a higher-end move-up, second home and active adult buyer base;

  •
  strong focus and market positioning in most of coastal Florida's highest growth and largest markets;

  •
  real estate services business segment, which provides us with additional opportunities to increase profitability as Florida home prices and new and existing home sales continue to recover;

  •
  strong gross margins from homes delivered;

  •
  attractive book value of land inventories, a substantial majority of which was reset to then-current fair market values in September 2009;

  •
  significant deferred tax assets (most of which are expected to be utilized by us); and

  •
  well-capitalized balance sheet with sufficient liquidity for growth.

        Our business is organized into three operating segments: Homebuilding, Real Estate Services and Amenities. Our Homebuilding segment accounted for 67.4%, 61.0% and 39.6% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and substantially all of our total gross margin during those years.

  •
  Homebuilding:  We design, sell and build homes across a broad range of price points and sizes, from approximately $160,000 to more than $1,200,000, and from approximately 1,200 to 4,400 square feet. Additionally, our land development expertise enhances our Homebuilding operations by enabling us to acquire and create larger, well-amenitized master-planned communities, control the timing of home site delivery and capture the opportunity to drive higher margins. As of December 31, 2013, we were actively selling in 25 different neighborhoods situated in nine master-planned communities. During the year ended December 31, 2013, we delivered 493 homes with an average delivered price of $433,000, compared to 352 homes with an average delivered price of $396,000 during the year ended December 31, 2012 and 128 homes with an average delivered price of $326,000 during the year ended December 31, 2011. Our Homebuilding operations derive revenues from home deliveries and sales of land and home sites. Our revenues from home deliveries have grown rapidly to $213.5 million during the year ended December 31, 2013 from $139.6 million and $41.7 million during the years ended December 31, 2012 and 2011, respectively, a year-over-year increase of 52.9% in 2013. New orders increased from 453 and 245 during 2012 and 2011, respectively, to 531 during 2013, a year-over-year increase of 17.2%. As of December 31, 2013, we had a backlog of 293 homes contracted for sale at an aggregate purchase price of $143.8 million, compared to a backlog of 255 homes contracted for sale at an aggregate purchase price of $114.1 million as of December 31, 2012 and a backlog of 154 homes contracted for sale at an aggregate purchase price of $69.1 million as of December 31, 2011. We currently expect to close all of the units that were in our backlog as of December 31, 2013 during the year ending December 31, 2014.

  •
  Real Estate Services:  We operate a full-service real estate brokerage business under the Berkshire Hathaway HomeServices brand (prior to October 2013, we operated under the Prudential brand) and title services that complement our Homebuilding operations by providing us with additional opportunities to capitalize on increasing home prices throughout Florida. In 2012, our real estate brokerage business was the third-largest real estate brokerage in Florida and the 36th largest in the U.S. based on sales volume. Our real estate brokerage business derives revenues primarily from gross commission income from serving as the broker at the closing of real estate transactions. During the year ended December 31, 2013, our real estate services revenues were $80.1 million, an increase of 9.6% when compared to $73.1 million during the year ended December 31, 2012. For the year ended December 31, 2011, such revenues were $68.2 million. During the year ended December 31, 2013, through our exclusive relationships with approximately 1,500 independent licensed real estate agents, we represented either the buyer or seller in approximately 9,000 home sale transactions. During each of the years ended December 31, 2012 and 2011, we represented either the buyer or seller in approximately 9,100 home sale transactions. The average selling price on closed home sale transactions in our Real Estate Services business increased 8.9% and 7.0% during the years ended December 31, 2013 and 2012, respectively, when compared to the immediately preceding year. The corresponding change for the year ended December 31, 2011 was a decline of 0.4% when compared to the immediately preceding year. Our total retail sales volume was over $2.4 billion, $2.2 billion and $2.1 billion during 2013, 2012 and 2011, respectively. Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide most of these services in connection with our Homebuilding operations.

  •
  Amenities:  Within many of our communities, we may own and/or operate resort-style club and fitness facilities, championship golf courses, country clubs and marinas. We believe that these amenities offer our homebuyers a luxury lifestyle experience, enabling us to enhance the marketability, sales volume and value of the homes we deliver as compared to non-amenitized communities. Our Amenities operations derive revenues primarily from the sale of club memberships, membership dues, and golf and restaurant operations. During the year ended December 31, 2013, our Amenities revenues were $23.2 million, an increase of 10.5% when compared to $21.0 million during the year ended December 31, 2012. During the year ended December 31, 2011, our Amenities revenues were $19.0 million.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K and Note 19 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for additional financial information about our segments.

Our Industry

  U.S. Housing Market

        The U.S. housing market continues to improve from the cyclical low points reached during the 2008 to 2009 national recession. Between the 2005 market peak and the 2011 trough, new single-family housing sales declined 76%, according to data compiled by the U.S. Census Bureau, and median resale home prices declined 34%, as measured by the CoreLogic Case-Shiller Index. During 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and a historically high level of housing affordability. During the year ended December 31, 2013, total homebuilding permits increased 17.7% when compared to the year ended December 31, 2012. Data compiled by the U.S. Census Bureau indicates that new single-family home sales during 2013 have rebounded almost 40% from the 2011 trough; however, as of December 31, 2013, such new home sales still remain 67% below their peak levels.

  Florida Housing Market

        The Florida residential real estate market was the second-largest in the U.S., as measured by 2013 permit issuance (single- and multi-family permits), according to data compiled by the U.S. Census Bureau. While the Florida housing market experienced a deeper contraction than other regions in the country during the recent recession, we believe that the Florida housing market now appears to be in the early stages of a recovery. Total year-over-year permit issuance increased 34.9% during 2013 when compared to 2012. We believe that the Florida housing market recovery is primarily being driven by improving population and employment trends. During 2013, Florida's job base grew by 2.6%, representing a gain of 193,000 jobs, which was greater than the national average growth rate of 1.6%. Additionally, Florida's seasonally adjusted unemployment rate was 6.2% in December 2013, down from 7.9% in December 2012, and 50 basis points lower than the U.S. rate of 6.7%. Florida's unemployment rate in December 2013 was lower than the U.S. rate for the ninth consecutive month. We believe that statewide economic data and metrics illustrate the improving market and potential opportunity for future growth.

Our Restructuring

        On August 4, 2008, our predecessor company and certain of its subsidiaries filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware in Wilmington. The bankruptcy filings were the result of a highly leveraged balance sheet, the global recession and a severe housing downturn. We emerged from bankruptcy on September 3, 2009 with a $300.0 million senior secured term loan and a $150.0 million senior subordinated secured term loan. In addition, all of our assets and liabilities, including our land portfolio, were reset to their then-current fair market values.

        Given our emergence from bankruptcy in 2009 and the challenges within the homebuilding and real estate industries at that time, a significant part of our business strategy during 2010 and 2011 was focused on selling assets that we deemed non-core to our continuing operations and reducing our general and administrative expenses to maximize our cash position and pay down our outstanding debt. Pursuant to this business strategy, during 2010 and 2011, we sold substantially all of our assets outside of the state of Florida, a majority of our speculative inventory of homes and certain other real estate inventory and amenities assets that we deemed non-core to our continuing operations. Despite the difficult economic environment, we maximized the proceeds from such sales in 2010 and 2011 and, as a result, we were able to pay down $331.2 million in aggregate principal amount of our indebtedness prior to its stated maturity, including all of the remaining debt outstanding under our senior secured term loan.

        During 2012, we used the net proceeds from the issuance of $50.0 million in common stock issued to certain of our existing shareholders or their affiliates in a rights offering and $125.0 million of our Senior Secured Term Notes due 2017 issued to certain of our existing shareholders or their affiliates to repay the remaining $162.4 million outstanding under our senior subordinated secured term loan. For additional information regarding our restructuring, see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Restructuring" in Item 7 of Part II of this Annual Report on Form 10-K.

Homebuilding

  Homebuilding Activities

        We are a luxury homebuilder with a focus on creating an outstanding buyer experience and providing a high-quality product. Our core operating philosophy is to provide our homebuyers a positive, memorable experience from the time they walk into our sales office until well after we have delivered their home. We actively engage buyers in every aspect of the building process, from tailoring our product to their lifestyle needs, with attractive design selections, to providing them updates on the entire construction process up to the point of delivering their home. Additionally, we believe that we attract buyers to purchase homes in our master-planned communities because of their prime locations and the amenity offerings that we create. As a result, our selling process focuses on the quality of our amenities and the lifestyle they provide, in addition to the excellent design and construction of our homes. Collectively, we believe that our processes and products lead to a more satisfied homeowner and increase the number of potential buyers referred to our communities by existing homeowners.

        The luxury lifestyle communities that we develop are distinguished by many sought-after attributes and amenities. The homes that we design, sell and build are across a broad range of price points and sizes. To meet the varying needs and desires of our target homebuyers, we maintain the expertise to deliver a variety of new home product lines, which gives us an opportunity to increase our market share. Throughout our history, we have successfully delivered homes across a broad spectrum of product offerings, ranging from homes targeting move-up buyers in smaller communities to luxury homes in well-amenitized communities. Our expertise allows for a diversified product strategy that enables us to better serve a wide range of buyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk. In conjunction with our land acquisition process, we determine the profile of buyers to target and design neighborhoods and homes with the specific needs of those buyers in mind. Our Homebuilding operation has the flexibility to efficiently deliver an extensive range of single- and multi-family homes to target both buyers that may be looking for value-oriented product, as well as those desiring the most luxurious of homes.

        Amenities at our communities are typically owned by us and eventually either turned over to community residents or sold. Within our communities, we offer award-winning single- and multi-family homes targeting move-up, second home and active adult buyers. We believe that our strong brand reputation, well-amenitized communities and luxury product offerings allow us to offer our new homes at premium average selling prices relative to our peers. Furthermore, we believe that many of our targeted homebuyers are more likely to value and pay for the quality of lifestyle, construction and amenities for which we are known.

        We evaluate land opportunities using a comprehensive business model, which is focused on, among other things, demographic, macroeconomic and micro-market trends, to determine the appropriate positioning in the market and probability of success. We believe that we continue to obtain the "first look" at many quality land opportunities in our existing and target markets due to our relationships with local land sellers, brokers and investors. We also believe that our land development expertise enhances our Homebuilding operations by enabling us to acquire and create larger, well-amenitized master-planned communities, control the timing of home site delivery and capture the opportunity to drive higher margins. We also have the experience and internal expertise to entitle, reposition and/or rezone potential land acquisitions that we believe will help us achieve attractive returns in the future.

        We benefit from a significant and well-located existing land inventory in most of coastal Florida's highest growth and largest markets, in which we own or control approximately 8,500 home sites as of December 31, 2013. The majority of our land holdings are within mature, well-amenitized, developed communities that have an established demand for homes. We own or control the home sites for all of our current expected home deliveries through 2014. Our significant land inventory allows us to be opportunistic in identifying and pursuing new land acquisitions and protects us against potential land shortages in the majority of our markets that exhibit land supply constraints. Capitalizing on our longstanding relationships with local land sellers, brokers and investors, as well as our extensive knowledge of Florida markets, we intend to selectively acquire future home sites in other locations to complement our already attractive land portfolio. We believe that our brand strength and reputation as a homebuilder and developer of land provides land brokers and sellers with confidence that they can close transactions with us on a timely basis and with minimal execution risk. Additionally, our focus on larger tracts of land for developing multi-phase, master-planned communities provides us with the opportunity to use our land development expertise, which can add value through re-entitlements, repositioning and/or possible land sales to third-parties. We intend to opportunistically open neighborhoods from within our existing land holdings, as they contain significant capacity for additional development.

        We generally begin a master-planned community by purchasing undeveloped or partially developed real estate. We then commence infrastructure improvements and build complementary amenities in accordance with the development permits. Construction is managed by our employees but the labor, materials and equipment are provided by third-party subcontractors. Depending on the size of the community, infrastructure improvements and amenity construction are sometimes completed in phases, limiting the upfront capital that is needed. Upon completion of the initial phases of community improvements, we sell and build single- and multi-family homes targeting move-up, second home and active adult buyers.

        Homes are designed to meet our target buyers' tastes and desires and to be cost effective and efficient to construct, while complying with zoning requirements and building codes, including Florida's stringent hurricane and energy efficiency regulations. We have a core product line, which we use across multiple communities, where applicable, to maximize efficiency. We engage nationally recognized independent architects and consultants to create and modify new designs. Additionally, we regularly collect buyer feedback, including feedback from focus groups and buyer surveys, and incorporate that information into new home and community designs to help ensure our products reflect current market preferences.

        In our neighborhoods, we typically offer a variety of floor plans. The exterior of most plans may be modified with a different elevation, including, but not limited to, varying the type of materials used, placement of windows, and roof line and garage orientation. Our buyers also have the ability to customize their homes through a wide selection of options and upgrades available at our design centers. We maintain design centers staffed with professional designers, where many of the options are displayed and demonstrated to assist a buyer's selection process. These options add additional revenues and typically improve the margins on the homes that include them.

        We act as the general contractor in the construction of our homes. Our employees provide the purchasing, construction management and quality assurance for the homes that we build, while third-party subcontractors provide the material and labor components of our homes. Our construction managers oversee the construction of our homes, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. At all stages of production, they coordinate the activities of subcontractors to meet our production schedules and quality standards. We typically do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. We compete with other homebuilders for qualified subcontractors, raw materials and home sites in the markets where we operate. Our construction times range from approximately four to 12 months for our single- and multi-family homes and will typically vary based on several factors, including the size and complexity of a home's design, the availability of labor, materials and supplies, and weather conditions.

        We hire experienced subcontractors to supply the trade labor and to procure some or all of the building materials required for production activities. As is typical in the homebuilding industry, we generally do not have long-term contractual commitments with our subcontractors, suppliers or laborers. However, we maintain longstanding mutually beneficial relationships with many of our subcontractors. We leverage our size and extensive relationships to maximize efficiencies, achieve cost savings and ensure consistent practices with our subcontractors.

        Our contracts with subcontractors require that they comply with all federal, state and local laws, rules, regulations and ordinances that are applicable to their work. We also require that our subcontractors meet performance standards, maintain general liability insurance and worker's compensation insurance and hold or acquire all necessary licenses, permits and approvals before they begin work. Our contracts generally require subcontractors to indemnify us, our subsidiaries, affiliates, directors, officers, employees and other agents against all actions, suits, proceedings, claims, demands, losses and expenses arising from or related to acts or omissions by or on behalf of the subcontractors in connection with their work, as well as for any violation of or failure to comply with legal requirements. Upon commencement of a project, subcontractors are responsible for any damage or loss that occurs at the work site until we give final acceptance. While we contract with an Occupational Health and Safety Administration ("OSHA") certified safety trainer to inspect all of our jobsites and maintain a comprehensive safety program across all of our projects to ensure our subcontractors comply with required safety standards, the subcontractors are ultimately responsible for managing the safety of their own employees.

  Sales and Marketing

        Our sales and marketing program employs a multi-faceted approach to attract and source potential homebuyers. We market our communities through our website and traditional media and advertising outlets, among other marketing initiatives. We also leverage our extensive homebuyer database to develop strategically targeted electronic and direct marketing campaigns. The amenities in our communities enhance our brand and drive awareness through events such as the annual Franklin Templeton Shark Shootout, a PGA-sponsored event in our Tiburón community. We regularly conduct local community focus groups with our homebuyers, people actively looking for a home and local realtors to better understand our customers and the critical factors in their buying decision. We also develop communications and promotions targeted specifically for our extensive real estate broker network, as they are integral to our marketing process and impact our sales activities in many of our communities.

        Our sales efforts are typically supported by sales centers with community scale models and displays. The sales centers are staffed with our licensed in-house commissioned sales personnel, armed with in-depth knowledge of our products and communities. We also maintain professionally decorated model homes demonstrating the features of our homes and the community lifestyle. These models are decorated based on the lifestyle of the targeted homebuyer. We believe that model homes play an integral role in the home buying process for a homebuyer and we will typically offer at least one fully decorated model per neighborhood.

        Home construction is not typically started without a binding sales agreement; however, we employ a limited speculative homebuilding program, where we construct a home without an associated new order. While we continually monitor our speculative home needs based on market demand, this program is typically limited to four homes per neighborhood in various stages of construction. We typically sell our speculative homes while they are under construction or shortly after completion. As of December 31, 2013, we had an aggregate of 19 completed speculative homes and 81 speculative homes under construction.

        To purchase a home, a potential homebuyer will enter into a sales agreement and, in the case of a single-family home, provide us with a non-refundable earnest money cash deposit. In the case of sales of some of our multi-family homes that are considered condominium units under Florida law, the sales agreement and cash deposit are subject to a short rescission period, after which period lapses, the agreement becomes binding on both parties and the cash deposit becomes non-refundable, subject to Florida law. Generally, the deposit requirement for a single- or multi-family home is approximately 10% to 20% of the total purchase price. Furthermore, homebuyers are generally required to make additional deposits when they select options or upgrade features for their homes. Our sales contracts stipulate that when homebuyers cancel their contracts with us (after any cure period), we have the right to retain their earnest money and option deposits, subject to Florida law. Reported new orders include the number and value of contracts net of any cancellations occurring during the reporting period. Only outstanding sales agreements that have been signed by both the homebuyer and us are reported and included in our backlog.

        Our sales agreements are generally not conditioned on the buyer securing financing. Given our target buyer demographics, on average, our homebuyers tend to rely less on mortgage financing for their purchases and typically provide higher deposits and down payments, compared to homebuyers nationally. During the years ended December 31, 2013, 2012 and 2011, approximately 44%, 44% and 50%, respectively, of our homebuyers were all-cash buyers, compared to approximately 16% of total new home closings nationally during 2012. This favorable trend was a contributing factor to our low cancellation rates of 4.7%, 3.0% and 2.8% of our gross orders during 2013, 2012 and 2011, respectively, which rates are below those of most other public homebuilders in the U.S. during such years. We believe that our homes and communities will continue to be sought after as the U.S. population continues to age and seek second home and retirement lifestyle communities, particularly now that they are increasingly able to sell their primary or current homes, given the improving national housing market. Between 2010 and 2030, the number of Florida residents who are 55 years old and over is expected to grow approximately 50% and we believe that we are well-positioned to capitalize on this trend.

  Our Communities

        The table below sets forth summary information about our Florida-based communities.

	As of December 31, 2013				Year Ended December 31, 2013		Year Ended December 31, 2012
			Backlog
	Remaining Home Sites Owned and Controlled(1)
Community (City)		Active Selling Neighborhoods	Units	Contract Value ($ in thousands)	Homes Delivered	Average Delivered Price ($ in thousands)	Homes Delivered	Average Delivered Price ($ in thousands)
Active Communities(2):
Heron Bay (Parkland)	226	2	50	$33,457	109	$573	70	$506
Master-Planned Parcel (Parkland)	514	—	—	—	—	—	—	—
Tiburón (Naples)	77	2	46	37,702	35	896	31	847
Raffia Preserve (Naples)	363	—	—	—	—	—	—	—
Talis Park (Naples)(3)(4)	18	—	—	—	—	—	—	—
The Colony Golf & Bay Club (Bonita Springs)	518	2	21	13,331	8	590	—	—
Pelican Preserve (Fort Myers)	1,146	5	71	21,651	110	306	102	265
Hampton Park (Fort Myers)	398	2	20	6,354	36	328	2	324
Miromar Lakes (Fort Myers)(3)(5)	7	1	2	1,032	—	—	—	—
Shadow Wood Preserve (Fort Myers)(3)	19	—	—	—	—	—	—	—
Single-Family Parcel (Fort Myers)	43	—	—	—	—	—	—	—
Venetian Golf & River Club (Venice)	309	3	28	9,524	63	354	33	311
Sarasota National (Venice)	1,552	4	4	1,352	—	—	—	—
Tidewater Preserve (Bradenton)	421	4	51	19,416	60	380	29	351
Westshore Yacht Club (Tampa)	214	—	—	—	36	331	23	457

Total Active Communities	5,825	25	293	$143,819	457		290

Total Closed-Out Communities					36	346	62	311

Total Homes Delivered					493	433	352	396

Other Communities(6):
Multi-Family Parcel (Fort Myers)	236
Multi-Family Parcel (Fort Myers)	48
Master-Planned Parcel (Fort Myers)	180
Hammock Bay (Naples)	232
Hammock Dunes (Palm Coast)(3)	56
Lost Key Marina & Yacht Club (Pensacola)	70
Lost Key Golf & Beach Club (Perdido Key)	1,184

Total Other Communities	2,006

Total Communities	7,831
Total Controlled Home Sites(7)	676

Total Owned and Controlled Home Sites	8,507

(1)
Amounts are approximate and include home sites in our backlog. Such amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes. Existing entitlements are equal to or greater than our planned home sites.

(2)
Represents communities and land positions in which we are actively selling homes or developing home sites.

(3)
Represents home sites in a master-planned community in which we are not the developer.

(4)
During December 2013, we entered into an option contract for the purchase of 84 home sites. As of December 31, 2013, we had purchased and closed on 18 home sites and controlled the remaining 66 home sites.

(5)
During January 2013, we entered into an option contract for the purchase of 22 home sites. As of December 31, 2013, we had purchased and closed on seven home sites and controlled the remaining 15 home sites.

(6)
Represents communities and land positions in which we do not have active Homebuilding operations as of December 31, 2013 (the aggregate book value thereof on such date was $17.0 million). These communities are in various states of entitlements, product planning or market analysis and represent planned communities that will increase neighborhood and order counts going forward.

(7)
Represents home sites under lot option contracts or land purchase contracts. There can be no assurances that we will acquire any of these home sites on the terms or within the timing anticipated, or at all, or that we will proceed to sell and build homes on any of the land we own, control or acquire. See "Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth" in Item 1A of Part I of this Annual Report on Form 10-K.

Home Sites by Development Status

        The table below sets forth summary information about the development status of our home sites as of December 31, 2013 (amounts are approximate and are subject to change based on, among other things, future site planning, as well as zoning and permit changes).

	Owned	Controlled(1)	Total
Development Status:
Finished	1,212	112	1,324
Partially developed	2,743	564	3,307
Raw	2,327	—	2,327
High rise	1,549	—	1,549

Total	7,831	676	8,507

(1)
See footnote (7) to the "Our Communities" table above.

  Recent and Pending Land Acquisitions

        Subsequent to December 31, 2013, we entered into three land purchase contracts to acquire approximately 450 home sites in three neighborhoods, situated in three master-planned communities in central and southwest Florida, for an aggregate purchase price of approximately $19.4 million. There can be no assurances that we will acquire any of these home sites on the terms or within the timing anticipated, or at all, or that we will proceed to sell and build homes on any of the land we own, control or acquire. See "Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth" in Item 1A of Part I of this Annual Report on Form 10-K.

  Warranty

        We generally provide our single- and multi-family homebuyers with a one to three-year limited warranty for all material and labor and a ten-year warranty for certain structural defects. Warranty reserves are established by charging cost of sales and establishing a warranty liability upon each home delivery. The amounts charged are estimated by us to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. Our warranty reserves are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the homes constructed.

        We require our subcontractors to meet performance standards and maintain adequate insurance coverage to protect us against construction defects and bodily injury claims. As a result, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

Real Estate Services

  Real Estate Brokerage

        We operate a full-service real estate brokerage business under the Berkshire Hathaway HomeServices brand in most of the largest metropolitan areas in Florida through our wholly owned subsidiary Watermark Realty, Inc. ("Watermark"). We currently have 42 brokerage offices. Our real estate brokerage business positions us to benefit from the recovery in Florida resale home prices, supplementing our ability to capitalize on new home sales through our Homebuilding segment. As distressed home sales as a percent of total home sales continue to drop and new home sales as a percent of total sales continue to increase, we expect the average selling price of homes across Florida to appreciate, driving margin growth in our real estate brokerage business. As our real estate brokerage business is highly scalable, we believe that there are opportunities to further improve our profitability by growing our geographic footprint organically, through opportunistic acquisitions and "roll-in" brokerages. Watermark also helps provide valuable real-time insight into market trends, buyer preferences and demand for different products and locations, which we will continue to use to evaluate land opportunities, community and amenity plans and home designs in our Homebuilding operations. This insight is gained by, among other things, using focus groups comprised of our knowledgeable and local real estate agents, as well as analyzing data derived from our information systems.

        We compete with other national independent real estate organizations, other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages and smaller niche companies competing in local areas. We also compete with those entities when hiring and retaining qualified licensed independent sales agents. Generally, we enter into independent contractor agreements with qualified licensed independent real estate agents to retain their professional services for soliciting buyers, tenants, sellers and landlords of residential properties. Pursuant to such agreements, we do not have an employer-employee relationship with these real estate agents and, as a result, we do not control the manner and means by which these real estate agents operate, and are not obligated to withhold income taxes, social security taxes, disability, workers compensation or unemployment insurance payments, unless required by law. We also do not provide for any minimum salary payment, sick pay, vacation pay, health insurance or any other benefits. Our contracts require that the real estate agents comply with all applicable laws, rules, regulations and codes of ethics and maintain all necessary licenses. Our agents negotiate all of the terms and conditions of commissions charged to clients and we are not liable to the agents for commission payments until transactions are fully closed and full funding to Watermark has occurred.

        We manage the inherent risks involved with our collective real estate transactions through Watermark's Professional Liability Risk Management Program. Through this program, we assess and apply our resources to reduce and finance any identified professional liability loss exposure. To finance and limit the impact of such exposure, we maintain professional liability insurance policies to cover losses due to errors or omissions committed for or on behalf of our operations in Florida. We otherwise require that the real estate agents maintain automobile liability insurance and indemnify Watermark, us, our subsidiaries, affiliates, shareholders, directors, officers, employees and other representatives from any liability caused by the agent's negligence, fraud or omissions, as well as any claims arising out of the agent's personal activities.

        Watermark currently does business as Berkshire Hathaway HomeServices Florida Realty pursuant to a franchise agreement with BHH Affiliates, LLC (the "Berkshire Agreement") that became effective in October 2013 and made us one of the first franchisees to operate under the new Berkshire Hathaway HomeServices brand name. We believe that this new brand strengthens our ability to take advantage of the improving resale home market as we transition from the Prudential brand, which we had operated under from June 1999 to September 2013.

        Pursuant to the Berkshire Agreement, we have the exclusive right to provide real estate brokerage services using the brand name in Broward, Lee and Martin Counties, and in portions of Collier, Miami-Dade, Palm Beach and Saint Lucie Counties, all of which are in Florida. We will pay annual and monthly royalties and fees based on gross revenues. Under the Berkshire Agreement, we must comply with operating standards and terms and conditions imposed by the franchisor and must obtain its consent to open new operating locations or operate other businesses within the insurance or real estate brokerage industries. The Berkshire Agreement also permits the franchisor to terminate the agreement in certain cases, such as a failure to meet certain obligations under the Berkshire Agreement, bankruptcy, abandonment of the franchise, assignment of the franchise without the franchisor's consent or material violations of any federal, state or local laws and regulations. If the Berkshire Agreement terminates due to our failure to comply with its terms and conditions, we may be liable for a termination payment.

  Title Insurance and Closing Services

        In a majority of real estate transactions, a buyer will choose, or will be required, to purchase title insurance that will protect the buyer and/or the mortgage lender against loss or damage in the event that title is not properly transferred and to ensure free and clear ownership of the property by the buyer. Our title and settlement services business, which we operate as Florida Title & Guarantee, assists with the closing of a real estate transaction by providing full-service title and settlement (i.e., closing and escrow) services to individuals, real estate companies, including our company-owned real estate brokerage and relocation services businesses, and independent mortgage lenders. Our title business also allows us to better manage the closing process for our new home deliveries by providing a level of visibility and control over the home closing process in situations where homebuyers choose to use our title services. During the years ended December 31, 2013, 2012 and 2011, approximately 76%, 82% and 79%, respectively, of our home deliveries were settled by Florida Title & Guarantee, and our Homebuilding and brokerage businesses provided for approximately 92%, 88% and 87%, respectively, of Florida Title & Guarantee's total title services revenues. As part of our title services, we also act as a title agent for a variety of large national underwriters and derive revenues from commissions on title insurance premiums and closing services in respect of our homebuyers, third-party residential closings and commercial closings.

Amenities

        Our recreational amenities, including championship golf courses with clubhouses, fitness, spa, tennis and recreational facilities, walking trails, resort style pools, marinas, movie theaters, town centers, and a variety of restaurants, are central to our mission of delivering luxury lifestyle experiences to our homebuyers. Our Amenities operations derive revenues primarily from the sale of club memberships, membership dues, and golf and restaurant operations. Amenities at our communities are owned by either community residents or non-residents in equity membership programs, unaffiliated third-parties, community homeowners' associations, or retained by us. As of December 31, 2013, we had approximately 5,200 members across all of our owned and managed clubs. As we plan the development of new communities, the ownership of the amenities is structured to cater to the preferences and expectations of community residents, and provide us with a specific exit plan, which may include a sale to the community homeowners association or a third-party as communities and their related amenities mature.

        Amenities offer our homebuyers a luxury lifestyle experience, enabling us to enhance the marketability and sales value of the homes we deliver, as compared to non-amenitized communities. The amenities in our communities enhance our brand and drive awareness through events such as the annual Franklin Templeton Shark Shootout, a PGA-sponsored event in our Tiburón community. We continue to re-invest in our community amenities to adapt to changing demographics and homebuyer preferences to ensure they maintain their luxury appeal.

Other Investments

        We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures will typically acquire, develop, market and operate homebuilding, timeshare, amenities and/or real estate services projects.

  Pelican Landing Golf Resort Ventures Limited Partnership

        We are the general partner and a limited partner in Pelican Landing Golf Resort Ventures Limited Partnership (the "Golf Resort"), with Hyatt Equities, L.L.C. as another limited partner. The Golf Resort, a certified Audubon International Golf Signature Sanctuary, was formed in 1998 as a Delaware limited partnership for the purpose of owning, developing and operating an 18-hole, Raymond Floyd-designed, public golf course, known as Raptor Bay Golf Club, in Bonita Springs, Florida, which commenced operations in 2001. Net income and losses are allocated to the partners on the basis of ownership interests. The Golf Resort entered into a management agreement with us to manage the golf facilities and provide human resources and personnel services.

  Pelican Landing Timeshare Ventures Limited Partnership

        We are a limited partner in Pelican Landing Timeshare Ventures Limited Partnership (the "Timeshare Venture"), with an affiliate of Hyatt Hotels Corporation, as the general partner and a limited partner. The Timeshare Venture was formed in 1998 as a Delaware limited partnership for the purpose of acquiring, developing, constructing and operating a vacation ownership condominium complex in Bonita Springs, Florida, known as Hyatt Coconut Plantation (the "Resort"). We also acted as the general contractor for construction of the Resort. The Timeshare Venture also entered into various agreements with Hyatt Vacation Ownership, Inc. and other Hyatt-affiliated entities, whereby such entities provide administrative and sales and marketing services, as well as use of the Hyatt brand and trademarks. Income and losses of the limited partnership are allocated according to the limited partnership agreement.

        The Timeshare Venture sells vacation ownership intervals at the Resort by conveying fee title to buyers subject to a time-share plan. Upon acquisition of a vacation ownership interval, buyers become club members in the Hyatt Vacation Club (the "Club"), a multi-site time-share plan, that allows members to reserve accommodations at all of the Club's affiliated facilities. The Resort currently consists of 72 condominium units.

Seasonality

        We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our Homebuilding segment. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our revenues, income (loss) and cash flows. Accordingly, our revenues may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements.

        As a result of seasonal activity, our results of operations during any given quarter are not necessarily representative of the results that we expect for the full calendar year or subsequent quarterly reporting periods. We expect this seasonal pattern to continue, although it may be affected by economic conditions in the homebuilding industry.

        In contrast to our typical seasonal results, weakness in U.S. homebuilding market conditions during recent years has mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur. See "Risk Factors—Risks Related to Our Business—Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors" in Item 1A of Part I of this Annual Report on Form 10-K.

Raw Materials

        The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including drywall, plumbing and electrical items. Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most of our standard items are carried by major suppliers. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of sources. Moreover, our purchasing programs for certain building materials, appliances, fixtures and other items allow us to benefit from large quantity purchase discounts and, where available, manufacturer or supplier rebates. We continue to monitor the supply markets to achieve the best prices available. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes under construction. See "Risk Factors—Risks Related to Our Business—Labor and raw materials and building supply shortages and price fluctuations and other problems in the construction of our communities could delay or increase the cost of home construction and adversely affect our operating results" in Item 1A of Part I of this Annual Report on Form 10-K.

Competition

        We compete in each of our markets with other local, regional and national homebuilders. We not only compete for homebuyers, but also for desirable land assets, financing, building materials, skilled management talent and trade labor. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. We believe that we have a competitive advantage in attracting many of our targeted homebuyers, as they are more likely to value and pay for the quality of lifestyle, construction and amenities in the well-amenitized, master-planned communities for which we are known. Finally, we also believe that our focus and expertise in the higher priced move-up and second home market segments gives us an advantage in our markets, as small private builders, which have typically targeted these segments, either have ceased homebuilding operations in our markets as a result of the housing downturn or have limited access to financing.

        Certain of our homebuilding competitors, including larger public companies, may have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide them an advantage in their respective regions or local markets. They may also have longer operating histories, better relationships with suppliers and subcontractors and may have more resources or lower cost of capital than us. These competitive conditions may adversely affect our business, financial condition and results of operations by decreasing our revenues, impairing our ability to successfully execute our land acquisition and land asset management strategies, increasing our costs and/or diminishing growth in our Homebuilding segment.

        Our real estate brokerage business also competes with other national real estate organizations, regional independent real estate organizations, discount brokerages and smaller niche companies competing in local areas. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission. In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions.

Government Regulation, Health and Safety and Environmental Matters

  Government Regulation

        Our Homebuilding operations, including land development activities, are subject to extensive federal, state and local statutes, ordinances, rules and regulations, zoning and land use, building, employment and worker health and safety regulation. These regulations affect all aspects of the homebuilding process and can substantially delay or increase the costs of Homebuilding activities, even on land for which we already have approvals. In addition, larger land parcels are generally undeveloped and may not have all of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. During the development process, we must obtain a number of approvals from various governmental authorities that regulate matters such as: permitted land uses, levels of density and architectural designs; the level of energy efficiency our homes are required to achieve; the building of roadways and creation of traffic control mechanisms and the installation of utility services, such as water, sewage and waste disposal, drainage and storm water control, electricity and natural gas; the dedication of acreage for open space, parks, schools and other community services; and the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters. These government entities often have broad discretion in exercising their approval authority. The approval process can be lengthy and cause significant delays or permanently halt the development process. The approval process may also be opposed by neighboring landowners, consumer or environmental groups, among others, and that in turn can cause significant delays or permanently halt the development process. In addition, new housing developments are often subject to various assessments for schools, parks, streets, highways and other public improvements. Our projects may also contain water features such as lakes or marinas for boating or other recreational activities. These water features may be subject to governmental regulations that could result in high maintenance costs. Additionally, local governments in some of the areas where we operate have approved, and others where we operate or may operate in the future may also approve, various "slow growth" or "no growth" homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those jurisdictions.

        The title insurance industry is closely regulated by the Florida Department of Financial Services, Office of Insurance Regulation, which, among other things, issues regulations that impose licensing and other compliance requirements on our title insurance business and require that we offer title insurance products in accordance with a promulgated rate schedule.

        Our condominiums in Florida are also subject to Florida administrative regulations, which, among other things, cover the requirements for gaining approval of our projects and funding reserves for each condominium. In connection with our development of condominiums and offering of condominium units for sale, we must submit regulatory filings and we are subject to Florida's Condominium Act.

        Furthermore, we are also subject to state legislation and Internal Revenue Service rulings pertaining to community development districts ("CDDs"). A CDD is a local, special purpose government framework authorized by Florida's Uniform Community Development District Act of 1980, as amended, and provides a mechanism to manage and finance the infrastructure required to develop new communities. CDDs are legal entities with the ability to enter into contracts, own property, sue and be sued, and impose and levy taxes and/or assessments. CDDs are subject to audit and rulings from the Internal Revenue Service with respect to the tax-exempt status of their bonds.

        Finally, we are subject to various laws and regulations containing general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, administration of escrow funds, collection of commissions, advertising and consumer disclosures. Under Florida state law, our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business. Although real estate sales agents historically have been classified as independent contractors, rules and interpretations of state and federal employment laws and regulations could change, including those governing employee classification and wage and hour regulations, and these changes may impact industry practices and our real estate brokerage operations. Our brokerage practices are also subject to regulation by the Consumer Financial Protection Bureau.

        Although we believe that our operations are in full compliance in all material respects with applicable federal, state and local requirements, our operations may be materially impacted and our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. See "Risk Factors—Risks Related to Our Business—We are subject to extensive governmental regulation, which may substantially increase our costs of doing business and negatively impact our financial condition and results of operations. Failure to comply with laws and regulations by our employees or representatives may harm us" in Item 1A of Part I of this Annual Report on Form 10-K.

  Health and Safety

        We consider health, safety and accident prevention to be of primary importance in all phases of our Homebuilding operation and administration. To comply with the provisions of OSHA, we have established and implemented a health and safety program. This program includes informing employees of our health and safety policies and procedures, conducting documented safety inspections and meetings, and applying corrective action for failure to comply with applicable laws and standards. We contract with a trainer who performs OSHA and certified CPR and First Aid training and monitors and inspects our jobsites. Our subcontractors are required to maintain health and safety programs that meet all applicable laws and standards, and provide competent persons on our jobsites who are able to conduct adequate health and safety training, and ensure that tools and equipment are in a safe condition.

  Environmental Matters

        We are also subject to various federal, state and local environmental laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. We expect that increasingly stringent laws and regulations will be imposed on homebuilders in the future. As climate change concerns grow, legislation and regulatory activity of this nature is expected to continue and become more onerous. Additionally, environmental and energy efficiency requirements imposed by government regulations could add to building costs and have an adverse impact on the availability and price of certain raw materials such as lumber, which in turn could reduce our profitability.

        From time to time, the U.S. Environmental Protection Agency and similar federal or state agencies conduct inspections of our properties for compliance with these environmental laws and a failure to strictly comply may result in an assessment of fines and penalties and an obligation to undertake corrective actions. Any such enforcement actions may increase our costs. See "Risk Factors—Risks Related to our Business—Compliance with applicable environmental laws may substantially increase our costs of doing business, which could negatively impact our financial condition and results of operations" in Item 1A of Part I of this Annual Report on Form 10-K.

        Under various environmental laws, current or former owners or operators of real estate, whether leased or owned, as well as other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third-parties for related damages, including bodily injury, and investigation and clean-up costs incurred by such parties in connection with the contamination, regardless of whether such contamination or environmental conditions were created by us or a prior owner or tenant, or by a third-party or neighboring party. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Although environmental site assessments conducted at our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations, nor are we aware of any material environmental liability or concerns, there can be no assurances that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, financial condition or results of operations.

Employees

        As of December 31, 2013, we had 598 full-time year-round employees, of which 145 were Homebuilding and corporate employees, 126 were Real Estate Services employees and 327 were Amenities employees. While our Homebuilding and corporate employees oversee our Homebuilding operations, we hire experienced third-party subcontractors to supply the trade labor and to procure some or all of the building materials required for all production activities. Moreover, as of December 31, 2013, we had exclusive relationships with approximately 1,500 independent licensed real estate agents through our real estate brokerage business.

Intellectual Property

        We own certain logos and trademarks that are important to our overall branding and sales strategy. As of December 31, 2013, we owned over 40 registered trademarks and over 80 domain names.

Information Technology

        We use information technology and other computer resources to carry out important operational and marketing activities, as well as to maintain our business and employee records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards.

Insurance

        We maintain insurance through third-party commercial insurers, subject to deductibles and self-insured amounts, to protect against various risks associated with our activities, including, among others, general liability, property, workers' compensation, automobile and employee fidelity and management liability. Litigation is managed by our legal department with assistance from our risk management team on insurance coverage matters and other division personnel as required. We are focused on claim prevention through training, standardized documentation and centralized processes.

Available Information

        We maintain a website at www.wcicommunities.com where we make available, free of charge, documents that we file with, or furnish to, the Securities and Exchange Commission (the "SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be found under Investor Relations on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this or any other report that we file with, or furnish to, the SEC.

Item 1A.    Risk Factors.

        Certain factors may have a material adverse effect on our business, financial condition, results of operations and/or cash flows. Shareholders, investors and other interested parties should carefully consider the risk factors set forth below and the other information included elsewhere in this Annual Report on Form 10-K. If any of the events described below occur or if our actual results, performance or achievements differ materially from those expressed or implied by the forward-looking statements included in this Annual Report in Form 10-K, our business, financial condition, results of operations and/or cash flows could be materially impaired and the trading price of our common stock could decline. Shareholders, investors and other interested parties should be aware that the risk factors described below and the other information set forth elsewhere in this Annual Report on Form 10-K may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or cash flows.

Risks Related to Our Business

         The recent improvement in housing market conditions following a prolonged and severe housing downturn may not continue, and any slowing or reversal of the present housing recovery may materially and adversely affect our business and results of operations.

        During the years ended December 31, 2013 and 2012, several housing markets stabilized and began recovering after years of weak demand and excess supply during the housing downturn. In these markets, there were generally more sales of new and resale homes, higher selling prices and fewer homes available for sale, in each case as compared to the prior year. There were also more overall housing starts and construction permits authorized in the U.S., reflecting increased construction activity. These trends have been driven in large part by record-low interest rates for mortgage loans that, in combination with relatively low home selling prices, have made homeownership more affordable compared to historical levels and to rental housing costs, which have been rising over the past few years.

        With the emerging housing recovery, we and other homebuilders for the most part reported higher orders and deliveries and better financial results during 2013 and 2012 than in 2011. While some of the many negative factors that contributed to the housing downturn may have moderated, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions. These negative factors include (i) weak general economic and employment growth that, among other things, restrains consumer incomes, consumer confidence and demand for homes; (ii) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to a "shadow inventory" of lender-owned homes that may be sold in competition with new and other resale homes at low "distressed" prices or that generate short sales activity at such price levels; (iii) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (iv) volatility and uncertainty in U.S. financial, credit and consumer lending markets amid slow growth or recessionary conditions; and (v) tight lending standards and practices for mortgage loans that limit consumers' ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. Additional headwinds may come from the efforts and proposals of lawmakers to reduce the debt of the federal government and/or solve state budget shortfalls through tax increases and/or spending cuts, and/or government shutdowns, and financial markets' and businesses' reactions to those efforts and proposals, which could impair economic growth. Given these factors, we can provide no assurances that the present housing recovery will continue or gain further momentum, whether overall in the U.S. or in Florida.

        The present housing recovery is relative to an extremely low level of consumer demand for homes, home sales and new residential construction activity, reflecting the severity of the housing downturn. Even with the industry upturn, sales, deliveries, revenues and profitability remain well below, and may not return to, the peak levels reached shortly before the housing downturn began. If the present housing recovery stalls or does not continue at the same pace, or any or all of the negative factors described above persist or worsen, particularly if there is limited economic growth or a decline, low growth or decreases in employment and consumer incomes, and/or continued stringent mortgage lending standards and practices, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate and our ability to operate profitably, and the effect may be material.

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

  •
  private party and government mortgage loan programs (including changes in Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal Housing Administration (the "FHA") conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

  •
  federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses;

  •
  supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing;

  •
  the rate at which "shadow inventory" enters into the housing market;

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

        Adverse changes in economic conditions can also cause demand and prices for our homes to diminish or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many buyers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our buyers' ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In addition, because we primarily target buyers for homes in luxury lifestyle communities, we may be more susceptible to adverse changes in general and local economic conditions.

         In the past, we have incurred losses and may have difficulty maintaining profitability in the future.

        We have experienced losses from continuing operations before income taxes in two of the past three calendar years. Even if we establish and maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. As a result, the price of our common stock may decline. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K and our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for a more complete description of our historical losses.

         Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline.

        During the years ended December 31, 2013 and 2012, substantially all of our revenues were generated from our Florida operations. During the downturn from 2006 to 2010, the value of land, the demand for new homes and home selling prices declined substantially in Florida, which materially and adversely impacted our business, financial condition and results of operations. Although the Florida housing market continues to recover, we cannot predict the extent or timing of its further recovery, if at all. There can be no assurances that our business, financial condition and results of operations will not be further adversely affected if the conditions in Florida do not continue to improve or any improvement takes place over an extended period of time. Because our operations are concentrated in Florida, a prolonged economic downturn in one or more Florida markets could have a material adverse effect on our business, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more geographically diversified operations. Slower rates of population growth or population declines in our Florida markets, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our business, financial condition and results of operations. Additionally, if buyer demand for new homes in Florida weakens, home selling prices may decline, which will adversely impact our profitability.

         Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

        We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis, primarily due to our Homebuilding segment. Because many of our Florida buyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year's revenues, income (loss) and cash flows. Typically, we expect to generate a higher proportion of our annual total Homebuilding revenues in the fourth quarter. Therefore, our revenues may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Additionally, delays, severe weather, natural disasters or significant negative economic events that occur in the fall or early winter may have a disproportionate effect on our revenues, income (loss) and cash flows. We believe that quarter to quarter comparisons of our results should not be relied upon as an indicator of future performance. As a result of such fluctuations, the price of our common stock may experience volatility. See "Business—Seasonality" in Item 1 of Part I of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality" in Item 7 of Part II of this Annual Report on Form 10-K.

         We may not be able to maintain our gross margins in our Homebuilding segment in the future.

        Our high Homebuilding gross margins for the years ended December 31, 2013 and 2012 were partially attributable to the low book value of our land, which was reset to then-current fair market values in September 2009 in connection with our restructuring and in accordance with fresh start accounting requirements. We expect that homes delivered from communities we owned in September 2009 that were reset to then-current fair market values will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our most recent land acquisitions. As of December 31, 2013, we owned approximately 5,900 home sites that benefit from being reset to fair value in September 2009. While we currently have significant land inventory at an attractive book value when compared to the current fair market value of that land, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate the positive impact of our low book value land on our Homebuilding gross margin will begin to decline. Additionally, the opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly more limited and competitive. As a result, we are spending more on land development, as we are purchasing more undeveloped land and partially finished home sites. Moreover, weak general economic conditions, including low employment and population growth, future competition and other factors may impact our ability to realize sales prices in excess of the book value of our land inventory or to continue to increase our home selling prices and increase sales in new communities and neighborhoods. These factors could impact our ability to maintain our current level of Homebuilding gross margins in the future.

         The homebuilding industry and housing market are very competitive and competitive conditions could adversely affect our business or our financial results.

        The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land assets, financing, building materials, and skilled management talent and trade labor. We compete in each of our markets with other local, regional and national homebuilders. Other homebuilders also have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide an advantage in their respective regions or local markets. In addition, a number of our primary competitors are relatively larger companies, have longer operating histories, have higher business volumes, have relationships with more suppliers and subcontractors and may have more resources or a lower cost of capital than us. We may be at a competitive disadvantage with regard to certain competitors whose operations are more geographically diversified than ours, as those competitors may be better able to withstand any future downturn in the Florida housing market. While we do not provide any mortgage brokerage services, several of our competitors do provide such services, which may provide them with a competitive advantage. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. The competitive conditions in the homebuilding industry can result in:

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

        We must also contend with other risks associated with construction activities, including the inability to obtain insurance or obtaining insurance at significantly increased rates, cost overruns, labor disputes, unforeseen environmental or engineering problems, work stoppages and natural disasters, any of which could delay construction and result in a substantial increase in costs that would reduce our profitability. Claims may be asserted against us for construction defects, architectural and/or design defects, personal injury or property damage, product liability and warranty claims, and these claims may give rise to liability. Where we hire contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our contractors, we may become responsible for the losses or other obligations of the contractors, which may materially and adversely affect our business, financial condition and results of operations. Should losses in excess of insured limits occur, the losses could adversely affect our business, financial condition and results of operations. In addition, our results of operations could be negatively impacted in the event that a contractor for our residential construction experiences significant cost overruns or delays and is not able to satisfactorily address such issues or if buyers make claims for rescission arising out of substantial delays in completion of a building and their units.

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

        Prior to 2012, we experienced several years of negative economic and market conditions, which resulted in the impairment of a number of our land positions. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that asset. During the year ended December 31, 2011, we recorded asset impairment charges of $11.4 million; however, we did not record any such charges during the years ended December 31, 2013 and 2012. During impairment analyses that we performed as of December 31, 2013, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its carrying value of $3.2 million, which could potentially lead to a future impairment charge. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. If economic or market conditions do not continue to improve, we may impair additional land holdings and projects, write off option deposits (if applicable), sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market. If, as planned, we significantly increase the amount of land we hold over the next several years, we will also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions deteriorate, this deterioration would have a significantly greater adverse impact on our business, financial condition and results of operations.

         If we are not able to develop our communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

        Before a community generates any revenues, material expenditures are required to acquire land, to obtain or renew permits, development approvals and entitlements and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. There may be a lag between the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. We can also experience significant delays in obtaining permits, development approvals and entitlements. In addition, we may also have to renew existing permits and there can be no assurances that these permits will be renewed. Lag time varies on a project-by-project basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. Litigation challenging project approvals could also add additional time to the development approval process. As a result of this lag, we face the risk that demand for housing may decline during this period and we will not be able to dispose of developed properties on undeveloped land or home sites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land, options for land and developed home sites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Furthermore, after a delay, we may face increased development costs due to prices that exceed our expectations as a result of inflation or other causes.

        It generally takes several years for a community development to achieve cumulative positive cash flow. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on our financial condition and results of operations. In addition, if we experience delays that result in a decline in market values of our home inventories, undeveloped land, and options for land and developed home sites, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets if values decline.

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

        Additionally, although subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies deem the employees of our subcontractors to be our employees, we could be responsible for wage, hour and other employment-related liabilities of our subcontractors.

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

        Additionally, new housing developments are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can cause increases in the effective prices of our homes, which in turn could reduce our sales and/or profitability.

        Our projects may also contain water features such as lakes or marinas for boating or other recreational activities. These water features may be subject to governmental regulations that could result in high maintenance costs. Additionally, there is the potential for liability related to recreational use by residents and guests.

        As climate change concerns grow, legislation and regulatory activity is expected to continue and become more onerous. Similarly, energy-related initiatives will impact a wide variety of companies throughout the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, these initiatives could have an indirect adverse effect on our business, financial condition and results of operations to the extent the suppliers of our materials are burdened with expensive or onerous energy or environmental-related regulations. Additionally, energy efficiency requirements imposed by government regulations on new housing development could add to building costs, which in turn could reduce profitability.

        Our title insurance operations are subject to applicable insurance and other laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the homebuyer.

        Moreover, Florida has enacted legislation to regulate homeowner associations, which affects the master and condominium associations we manage or control in our communities. Furthermore, we are also subject to state legislation and Internal Revenue Service rulings pertaining to community development districts ("CDDs"). A CDD is a local, special purpose government framework authorized by Florida's Uniform Community Development District Act of 1980, as amended, and provides a mechanism to manage and finance the infrastructure required to develop new communities. CDDs are legal entities with the ability to enter into contracts, own property, sue and be sued, and impose and levy taxes and/or assessments. CDDs are subject to audit and rulings from the Internal Revenue Service with respect to the tax-exempt status of their bonds.

        It is possible that individuals acting on our behalf (including our contractors and their subcontractors) could intentionally or unintentionally violate some of the foregoing federal, state and local laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of those actions and our reputation with governmental agencies and our buyers may be damaged. Further, other acts of bad judgment may also result in negative financial consequences.

         Compliance with applicable environmental laws may substantially increase our costs of doing business, which could negatively impact our financial condition and results of operations.

        We are subject to various federal, state and local environmental laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. Our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. Compliance with these laws and regulations may also restrict or delay our homebuilding activity. The inability to grow our business or pay these costs could reduce our profitability. Additionally, our operating costs may also be affected by our compliance with, or our being subject to, environmental laws, ordinances and regulations relating to hazardous or toxic substances of, under, or in our properties. These costs could be significant and could result in decreased profitability or the inability to develop our land as originally intended.

        Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. We may also become subject to challenges by third-parties, such as environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals for our projects and operations. In those cases where an endangered or threatened species is involved and a related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on or the prohibition of development and building activity in identified environmentally sensitive areas. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

        From time to time, the U.S. Environmental Protection Agency and similar federal or state agencies conduct inspections of our properties for compliance with these environmental laws and a failure to strictly comply may result in an assessment of fines and penalties and an obligation to undertake corrective actions. Any such enforcement actions may increase our costs.

        Under various environmental laws, current or former owners or operators of real estate, whether leased or owned, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third-parties for related damages, including bodily injury, and investigation and clean-up costs incurred by such parties in connection with the contamination, regardless of whether such contamination or environmental conditions were created by us or a prior owner or tenant, or by a third-party or neighboring property. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Although environmental site assessments conducted at our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations, and we are not aware of any material environmental liability or concerns, there can be no assurances that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, financial condition or results of operations.

         Government entities in regions where we operate have adopted or may adopt slow or no growth initiatives, which could adversely affect our ability to build or timely build in these areas.

        Local governments in some of the areas where we operate have approved, and others where we operate or may operate in the future may also approve, various "slow growth" or "no growth" homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those jurisdictions. Approval of "slow growth," "no growth" or similar initiatives (including the effect of these initiatives on existing entitlements and zoning) could adversely affect our ability to build or timely build and sell homes in the affected markets and/or create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

         Substantial increases in mortgage interest rates or the unavailability of mortgage financing could lead to fewer home sales, which would reduce our revenues.

        Our Homebuilding and Real Estate Services businesses depend on the ability of some homebuyers to obtain financing for the purchase of their homes. Since 2009, the mortgage lending industry in the U.S. has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the downturn had caused almost all lenders to stop offering subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac and FHA standards. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes. These developments may delay the continued improvement in the housing market. If our potential homebuyers, the buyers of our homebuyers' existing homes or other customers of our Real Estate Services businesses cannot obtain suitable financing, our business, financial condition and results of operations could be adversely affected.

        Additionally, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and the sales of new homes. It is also possible that these entities, as reformed, or the successors to these entities may require changes to the way title insurance is priced or delivered, changes to standard policy terms or other changes, which may make the title insurance business less profitable and adversely affect our title insurance operations.

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

        The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in July 2010 implemented new requirements relating to residential mortgages and mortgage lending practices. These include, among other things, minimum underwriting standards, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions may reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could adversely affect our home sales, financial condition and results of operations.

         Our ability to utilize our net operating loss carryforwards is limited as a result of previous "ownership changes" as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.

        As of December 31, 2013, we had recorded a deferred tax asset of $125.6 million, which was net of a valuation allowance of $71.0 million. Additionally, at such date, we had net operating loss ("NOL") carryforwards for federal ($302.2 million) and Florida ($276.3 million) income and franchise tax purposes, a portion of which were subject to our deferred tax asset valuation allowance. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. State NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for a period of time ranging from 5 to 20 years from the year in which the losses were generated, depending on the state, after which time they will expire. Moreover, the rate at which we can utilize our federal NOL carryforwards is also limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an "ownership change," as determined under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). A Section 382 ownership change generally occurs if one or more shareholders who are each deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, we believe that we have previously experienced ownership changes affecting our current federal NOL carryforwards. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions. Existing and future limitations under Section 382 and other similar statutes and our inability to generate enough taxable income in the future could result in a substantial portion of our federal and state NOL carryforwards expiring before they are used and, therefore, could reduce the value of our deferred tax assets. If our future results of operations are less than projected or if the timing and jurisdiction of our future taxable income varies from our estimates, an increase in the Company's deferred tax asset valuation allowance may be required at that time, thereby resulting in an increase in our income tax provision for financial reporting purposes. Furthermore, our expectations for our use of our deferred tax assets are based on numerous assumptions and we can give no assurances that these assumptions will be accurate.

         We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.

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

  •
  diversion of our management's attention from ongoing business concerns;

  •
  our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;

  •
  difficulties in assimilating the operations and personnel of acquired companies or businesses; and

  •
  difficulties involved in acquisitions that are outside of our existing markets.

        Moreover, acquisitions may require us to incur or assume additional indebtedness, resulting in increased leverage. Any significant acquisition may result in a weakening of our financial condition and an increase in our cost of borrowings. Acquisitions may also require us to issue additional equity, resulting in dilution to existing shareholders.

        We cannot guarantee that we will be successful in implementing our acquisition strategy, and growth may not continue at historical levels, or at all. The failure to identify or complete acquisitions, or successfully execute our plans for an acquisition, could adversely affect our future growth. Specifically, any delays or difficulties encountered prior to or after the closing of such acquisitions could increase costs and otherwise affect our business, financial condition and results of operations.

        Additionally, while we typically enter into purchase or option contracts for the acquisition of land, there can be no assurances that even after execution of these contracts we will be able to consummate these acquisitions on the terms included therein or at all, because, but not limited to, of our inability to obtain governmental approvals and entitlements, matters uncovered in due diligence, including environmental and title matters, and other regulatory and community issues. Moreover, in some cases where we do not go forward with an acquisition, we may lose our deposits and/or be unable to recover our due diligence, development and other transaction costs and expenses. When we enter into non-binding letters of intent for land acquisitions, for example, it is also possible that we may choose not to, or may be unable to, for reasons beyond our control, enter into binding agreements. Additionally, in any land acquisition, we may underestimate land development costs, which could reduce our profitability.

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

        We selectively enter into business relationships through partnerships and joint ventures with unrelated third-parties. These partnerships and joint ventures have historically been utilized to acquire, develop, market and operate timeshare, golf course and other amenity projects. Our joint venture operations face all of the inherent risks associated with real estate and construction, such as obtaining permits, complying with applicable federal, state and local laws and regulations, and obtaining financing, that are described elsewhere in this "Risk Factors" section. We face the additional risk that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. Therefore, we depend heavily on the other partners in each joint venture to both cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the joint venture and ensure that they, and the joint venture, fulfill their respective obligations to us and to third-parties. If the other partners in our joint ventures do not provide such cooperation or fulfill those obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources and suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, the termination of a joint venture may also give rise to lawsuits and legal costs.

        Although our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future. If our joint ventures incur indebtedness in the future, the lenders may require us and the other partners to provide guarantees and indemnities to the lenders with respect to the joint venture's debt, which may be triggered under certain conditions when the joint venture fails to fulfill its obligations under its loan agreements.

         Tax law and interest rate changes could make home ownership more expensive or less attractive.

        Tax law changes could make home ownership more expensive or less attractive. Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual's federal and, in some cases, state income taxes subject to various limitations under current tax law. Various proposals have been publicly discussed to limit mortgage interest deductions and the exclusion of gain from the sale of a principal residence. If the federal government or a state government changes its income tax laws, including as some lawmakers have proposed, to eliminate or substantially modify these income tax deductions without offsetting provisions, then the after-tax cost of owning a new home would increase substantially for many of our potential buyers. This could adversely impact demand for and/or selling prices of new homes.

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

        Additionally, the availability of mortgage financing and increases in interest rates as a result of changes to U.S. monetary policies could significantly increase the costs of owning a home by making it more costly or extremely difficult to obtain financing, which in turn would adversely impact demand for and selling prices of homes. Any increases in interest rates could adversely affect our business, financial condition and results of operations. As a result, the price of our common stock may decline.

         Our sales, revenues, financial condition and results of operations may be adversely affected by natural disasters.

        The Florida climate presents risks of natural disasters. To the extent that hurricanes, severe storms, floods, wildfires, soil subsidence and other weather-related and geological events, including sinkholes, or other natural disasters or similar events occur, our business may be adversely affected by requiring us to delay or halt construction, experience shortages in labor and raw materials, or to perform potentially costly repairs to our projects under construction and unsold homes. There is also the possibility of environmental disasters occurring, such as oil spills in the Gulf of Mexico, which could result in costly repairs to our properties in affected areas and negatively impact the demand for new homes in those areas and otherwise adversely affect our business operations in the affected areas. There is also growing concern from the scientific community that an increase in average temperatures globally due to emissions of greenhouse gases and other human activities will cause significant changes in global weather patterns and, as a result, increase the frequency and severity of natural disasters. In the future, certain losses may not be insurable and a sizable uninsurable loss could materially affect our business. In addition, due to the concentrated nature of our operations, natural disasters affecting more than one of our Florida markets could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. See "—Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline."

         We may suffer uninsured losses or suffer material losses in excess of insurance limits.

        We could suffer physical damage to property and liabilities resulting in losses that may not be fully compensated by insurance. Additionally, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies. Should an uninsured loss or a loss in excess of insured limits occur, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. Moreover, we have a number of properties in Florida that are susceptible to hurricanes and tropical storms. While we generally carry windstorm and flood coverage with respect to these properties, the policies contain per occurrence deductibles and aggregate loss limits and sub-limits that limit the amount of proceeds that we may be able to recover. Additionally, we could be liable to repair damage or meet liabilities caused by uninsured or excluded risks. We may be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

         We act as a title agent and are subject to audits and contractual obligations due to our title insurance operations.

        We act as a title agent for underwriters through our subsidiary, Watermark Realty, Inc. The title insurance industry is closely regulated by the Florida Department of Financial Services, Office of Insurance Regulation. These regulations impose licensing and other compliance requirements upon our title insurance business and require that we offer title insurance products in accordance with a promulgated rate schedule.

        As a result of our position as a title agent, we are subject to regular and routine audits by title insurance underwriters for which we issue title policies. These audits review our compliance and risk management pertaining to escrow procedures, as well as our regulatory and underwriting procedures.

        Additionally, we are subject to compliance with the procedures imposed by our agency contracts with the underwriters. Title agencies are subject to liability in the event of any breach thereof arising from deviations from the agency contract requirements, including indemnifying the underwriter for claims.

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

        Additionally, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and, while they were negatively impacted by the prolonged downturn in the residential housing market, they may adjust their model and increase their market presence in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for our company-owned brokerage business by establishing relationships with independent real estate agents and/or buyers and sellers of homes.

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

        A portion of our business is dedicated to the formation and sale of condominiums and subdivisions. Condominiums in the state of Florida are regulated by the State of Florida Department of Business and Professional Regulation (the "Department"). In connection with our development of condominiums and offering of condominium units for sale, we must submit regulatory filings to the Department, which will respond to and comment on our applications, and we are subject to Florida's Condominium Act. Although we retain control of the condominium associations at a number of our projects, we are required to transfer control of the condominium association's board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third-party owners. Although we maintain reserves for turnover purposes, transfer of control can result in claims with respect to deficiencies in operating funds and reserves, construction defects and other condominium-related matters by the condominium association and/or the third-party condominium unit owners. Any material claims in these areas in excess of our reserves could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our operations as a whole.

        Subdivisions are not regulated by the state of Florida but there are statutory provisions governing subdivisions and homeowners associations that we must follow. As with condominium associations, although we retain control of the homeowners associations at a number of our projects, we are required to transfer control of the homeowners association's board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of subdivided home sites to third-party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves (to the extent applicable), construction defects and other subdivision-related matters by the homeowners association and/or the third-party subdivided lot owners. Any material claims in these areas could negatively affect our reputation in subdivision development and ultimately have a material adverse effect on our operations as a whole.

         Shortfalls in association revenues leading to increased levels of homeowner association deficit funding could negatively affect our business.

        As a developer, we typically deficit fund the homeowner associations we control until the turnover of the association to the residents. If we have insufficient sales of homes in any community, or if the number of delinquencies with respect to the payment of association assessments by the homeowners increases in any of our communities (in each case resulting in shortfalls in association revenues), our deficit funding levels may increase from historical levels, which could have an adverse impact on our financial condition and results of operations.

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

        In certain legal proceedings, plaintiffs may seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend and, if we were to lose any certified class action suit, could result in substantial potential liability for us. We record reserves, if necessary, for such matters in our consolidated financial statements. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically.

        Although we maintain warranty and other reserves, we obtain insurance for construction defect claims and generally seek to require our subcontractors and design professionals to indemnify us for some portion of liabilities arising from their work. Such policies and reserves may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims. Future claims may also arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. In addition, our future results of operations for any particular quarterly or annual period could be materially adversely affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation. Furthermore, one or more of our insurance carriers could become insolvent. Any actual or threatened claim against us, regardless of its merit, may lead to negative publicity, which could adversely affect our reputation, home sales and the price of our common stock.

         We may lose or fail to attract and retain key employees and management personnel.

        An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, changes in immigration laws, trends in labor force migration, and other fluctuations in the labor market. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. Furthermore, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management away from our existing operations. In addition, we do not maintain key person insurance in respect of any members of our senior management team. The loss of any of our management members or key personnel could adversely impact our business, financial condition and results of operations.

        To effectively compete in our industry, we must ensure that the experience and knowledge of our employees is institutionalized and is not lost when personnel leave our company due to retirement, redundancy or other reasons. Failure to do so would adversely affect our standard of service to our homebuyers and other customers, financial condition and results of operations.

         We may be subject to claims that were not discharged in our bankruptcy proceedings, which could have an adverse effect on our results of operations and profitability.

        On August 4, 2008, our predecessor company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the "Bankruptcy Court"). The Chapter 11 cases so commenced are referred to herein as the "Chapter 11 Cases." The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009 (the "Plan"). The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009 (the "Confirmation Order"). The Plan was declared effective on September 3, 2009 (the "Effective Date") and the Debtors emerged from bankruptcy on that date.

        Substantially all of the material claims relating to the operation of our business prior to the Effective Date of the Plan were resolved pursuant to the Plan and the Confirmation Order. Additionally, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to the date of such confirmation. With a few exceptions, all claims relating to the operation of our business that arose prior to September 3, 2009 are either (i) subject to compromise and/or treatment under the Plan, or (ii) discharged, in accordance with the Bankruptcy Code and terms of the Plan and the Confirmation Order. Circumstances in which claims and other obligations that arose prior to September 3, 2009 were not discharged primarily relate to executory contracts assumed in connection with the Chapter 11 Cases, any liability (if any) that does not fall into the definition of 'claim' under section 101(5) of the Bankruptcy Code, any non-dischargeable liability pursuant to section 1141(d)(6) of the Bankruptcy Code and, potentially, instances where a claimant had inadequate notice of the Chapter 11 Cases. Moreover, although the Plan contains various mechanisms and provisions intended to protect us from any liability for any act or omission occurring prior to September 3, 2009 or a condition in existence as of September 3, 2009, persons have attempted and may continue to attempt to construe claims on account of such acts, omissions, or conditions as arising after September 3, 2009. The ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations and profitability.

         Inflation may result in increased costs that we may not be able to recoup if housing demand declines.

        Inflation can have an adverse impact on our results of operations because increasing costs of land, materials and labor may require us to increase the selling prices of homes in order to maintain satisfactory margins. If there is a reversal or slowing of the current housing market recovery, we may not be able to increase our home selling prices to help stimulate sales due to competition in the industry. As a result, we may have to decrease home selling prices, which could require us to reduce the carrying value of our land inventory. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, our cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business, financial condition and results of operations.

         An increase in home order cancellations could adversely impact our financial condition and results of operations.

        During the years ended December 31, 2013, 2012 and 2011, 4.7%, 3.0% and 2.8% of our total home orders were canceled, respectively. These buyers contracted to buy a home but did not close on the transaction whether due to the economic downturn, failure to satisfy contingencies, mutual termination, default by the buyer or otherwise. An increase in the rate or number of cancellations may adversely impact our home sales revenues and results of operations, as well as our backlog. In cases of cancellations, we remarket the home and usually retain any deposits that we are permitted to retain. These deposits may not cover the additional carrying costs and costs to resell the home.

         Real estate investments are relatively illiquid and we may be unable to quickly sell our properties for satisfactory prices in response to adverse changes in economic or financial conditions.

        Due to the relative lack of liquidity in real estate investments, we may be limited in our ability to respond to changes in economic or financial conditions by quickly selling our properties. As a result, we would be forced to hold properties that do not generate any revenues. We may have to sell homes or land at a loss and we may have to record impairment charges. In addition, we face the general unpredictability of the real estate market and may not always know whether we can sell homes at the prices we set or how long it may take to find a buyer and to close the sale of a property.

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

        In the future, we may become subject to litigation, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

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

        Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Such actions may cause delays in our projects, increase our costs, or limit our ability to operate in those geographic areas, which could adversely affect our business.

Risks Related to Our Indebtedness

         We intend to use leverage in executing our business strategy, which may adversely affect our business, financial condition and results of operations.

        We intend to employ prudent levels of leverage to finance our business, including the acquisition and development of our home sites and construction of our homes. As of December 31, 2013, we had $200.0 million of total debt outstanding. On August 7, 2013, we completed the issuance of our 6.875% Senior Notes due 2021 (the "2021 Notes") in the aggregate principal amount of $200.0 million. The net proceeds from the offering of the 2021 Notes (the "Notes Offering") were $195.5 million after deducting fees and expenses payable by us. We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire principal amount outstanding of our Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. Additionally, during August 2013, we entered into a four-year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million (the "Revolving Credit Facility"). As of December 31, 2013, we had $296.4 million of available liquidity from cash and cash equivalents, the Revolving Credit Facility and our five-year $10.0 million senior loan with Stonegate Bank (the "Stonegate Loan"). See Note 12 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our debt obligations.

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

        Our use of debt capital could subject us to many risks that, if realized, would adversely affect us, including the risk that:

  •
  our cash flow from operations may be insufficient to make required payments of principal and interest on our debt, which would likely result in acceleration of such debt;

  •
  our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  our debt may increase our vulnerability to adverse economic and industry conditions with no assurances that investment yields will increase with higher financing costs;

  •
  our debt may limit our ability to obtain additional financing to fund real estate inventories, capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited; and

  •
  we may be required to dedicate a larger portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes.

        If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Certain of our debt agreements have, and any additional debt agreements that we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving holders of certain debt the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, financial condition and results of operations. Moreover, certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.

         If we cannot obtain letters of credit and surety bonds, our ability to operate may be restricted.

        We use letters of credit and surety bonds (performance and financial) to secure our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements, primarily with governmental authorities. Under Florida law, we also need surety bonds to use homebuyers' escrowed deposits for construction purposes, unless homebuyers waive their escrow rights. As of December 31, 2013, we had $3.8 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $15.9 million as of December 31, 2013, are typically outstanding over a period of approximately one to five years or longer depending on, among other things, the pace of development. Our ability to obtain additional letters of credit and surety bonds primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the capacity of the markets for such bonds. We must also fully indemnify providers of surety bonds. Letters of credit and surety bond providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, or if we are required to provide credit enhancement, such as cash deposits, our ability to operate could be significantly restricted and could have an adverse effect on our business, liquidity, financial condition and results of operations.

         We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

        Our access to additional third-party sources of financing will depend, in part, on:

  •
  general market conditions;

  •
  the market's perception of our growth potential;

  •
  with respect to acquisition and/or development financing, the market's perception of the value of the land parcels to be acquired and/or developed;

  •
  our debt levels;

  •
  our expected results of operations;

  •
  our cash flow; and

  •
  the market price of our common stock.

        The homebuilding industry is capital-intensive and we incur significant costs in the early stages of our projects to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. Additionally, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the current volatility in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.

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

        Based on our current operations, capital raising activities and anticipated growth, we believe that we can meet our cash requirements for the year ending December 31, 2014 with existing cash and cash equivalents and cash flow from operations (including sales of our homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and make investments to maintain our competitive position. If this were to be the case, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Moreover, if we do raise additional funds through the incurrence of debt, we will incur increased debt service costs and may become subject to additional restrictive financial and other covenants. We may also choose to raise additional funds through equity, which would result in dilution to existing shareholders. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

         Our indebtedness may restrict our ability to pursue our business strategies.

        The indenture governing the 2021 Notes, the credit agreement governing the Revolving Credit Facility and the senior loan agreement governing the Stonegate Loan restrict, and any debt we incur in the future will likely restrict, our ability to take specific actions even if we believe that such actions may be in our best interests. These include, but are not limited to, covenants (financial and otherwise) generally affecting our ability, subject to certain exceptions and exemptions, to:

  •
  incur additional indebtedness;

  •
  declare or pay dividends, redeem stock or make other distributions on capital stock;

  •
  make investments;

  •
  create liens;

  •
  place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company;

  •
  make acquisitions of any assets constituting a business unit or any real property interest;

  •
  merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

  •
  sell assets; and

  •
  enter into transactions with affiliates.

        Additionally, the credit agreement governing the Revolving Credit Facility contains customary affirmative covenants and certain financial maintenance covenants, including a minimum consolidated tangible net worth covenant, a consolidated leverage ratio covenant, and a covenant requiring either minimum liquidity or maintenance of a consolidated interest coverage ratio according to a schedule set forth in such credit agreement.

        Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we breach any of these covenants (financial or otherwise) or restrictions, we could be in default under the 2021 Notes, the Revolving Credit Facility, the Stonegate Loan or any other future financing arrangement we enter into. This circumstance would permit the holders of the 2021 Notes, the lenders under the Revolving Credit Facility or Stonegate Bank to take certain actions, including declaring the 2021 Notes, the Revolving Credit Facility or the Stonegate Loan, as applicable, due and payable, together with accrued and unpaid interest. If the 2021 Notes, the Revolving Credit Facility, the Stonegate Loan or any other future financing arrangement that we enter into were to be accelerated, our assets, in particular our liquid assets, may be insufficient to repay our indebtedness. A default could also significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. The occurrence of any default could have a material adverse effect on our business, financial condition and results of operations. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

Risks Related to Our Organization and Ownership of Our Common Stock

         Because of their significant stock ownership, our principal shareholders have substantial influence over our business, and their interests may differ from our interests or those of our other shareholders.

        As of February 27, 2014, Monarch Alternative Capital LP and certain of its affiliates (collectively, "Monarch") and Stonehill Institutional Partners, L.P. and certain of its affiliates (collectively, "Stonehill," and together with Monarch, the "Principal Investors") owned approximately 27.9% and 25.4% of our common stock, respectively. Due to their ownership, the Principal Investors have the power to control us and our subsidiaries, including the power to elect a majority of our directors, agree to sell or otherwise transfer a controlling stake in us and determine the outcome of all actions requiring a majority shareholder approval. Additionally, pursuant to stockholders agreements that we entered into with the Principal Investors in connection with the completion of an initial public offering of 6,819,091 shares of our common stock in July 2013 (the "Initial Public Offering"), for so long as a Principal Investor holds at least 60% of the shares of our common stock held by it at the consummation of our Initial Public Offering, such Principal Investor has the right to nominate two directors to the board of directors and one director to each board committee (subject to applicable independence requirements of each committee). When a Principal Investor owns less than 60%, but at least 20%, of the shares of our common stock held by it at the consummation of our Initial Public Offering, such Principal Investor is entitled to nominate one director to the board of directors and each board committee (subject to applicable independence requirements of each committee). As of February 27, 2014, each of the Principal Investors held more than 60% of the shares of our common stock held by it at the consummation of our Initial Public Offering. Under the stockholders agreement, we also agreed to use commercially reasonable efforts to take all necessary and desirable actions within our control to cause the election, removal and replacement of such directors in accordance with the stockholders agreements and applicable law. Each Principal Investor also has agreed to vote for the other's board nominees in accordance with the terms of a separate voting agreement between the Principal Investors.

        The interests of our Principal Investors may differ from our interests or those of our other shareholders and the concentration of control in the Principal Investors will limit other shareholders' ability to influence corporate matters. The concentration of ownership and voting power of the Principal Investors may also delay, defer or even prevent an acquisition by a third-party or other change of control of our company and may make some transactions more difficult or impossible without their support, even if such actions are in the best interests of our other shareholders. Therefore, the concentration of voting power among the Principal Investors may have an adverse effect on the price of our common stock. Our company may also take actions that our other shareholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the price of our common stock to decline.

         As a newly public company, the share price for our common stock may fluctuate significantly.

        Prior to the Initial Public Offering, there was no public market for our common stock. Although we have listed our common stock on the New York Stock Exchange, there can be no assurances that an active trading market will be sustained. If an active trading market is not sustained, investors may have difficulty selling shares of our common stock at the time they would like to sell, and the value of such shares might be materially impaired.

        The market price of our common stock may be significantly affected by factors such as quarterly variations in our results of operations, changes in government regulations, the announcement of new contracts and acquisitions by us or our competitors, general market conditions specific to the homebuilding industry, changes in general economic and political conditions, volatility in the financial markets, changes in interest rates, threatened or actual litigation and government investigations, an adverse market reaction to the level of our indebtedness, the addition or departure of key personnel, actions taken by our shareholders, including the sale or disposition of their shares of our common stock, speculation in the press or investment community, changes in accounting principles, differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts' recommendations or projections. These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

        Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based on factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock.

         We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and we are eligible to take advantage of exemptions from certain reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present less than five years of selected financial data, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our elections, there may be a less active trading market for our common stock and our stock price may be more volatile.

         The obligations associated with being a public company will require significant resources and management attention.

        As a newly public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Act, the Public Company Accounting Oversight Board and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

  •
  prepare and distribute periodic reports and other shareholder communications in compliance with federal securities laws and New York Stock Exchange rules;

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

  •
  comply with the Sarbanes-Oxley Act.

        We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly; however, we are currently unable to estimate these costs with any degree of certainty. A number of these requirements have, and will require us to continue to, carry out activities we have not done previously as a private company and complying with such requirements may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Additionally, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the intentions of regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

        In the past, as a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by

Section 404(a) of the Sarbanes-Oxley Act ("Section 404(a)"). We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ending December 31, 2014, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

        Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any required improvements and receiving a favorable attestation report in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our common stock could decline.

        Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate such financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

  •
  the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without the approval of our shareholders, which could be used to significantly dilute the ownership of a hostile acquirer;

  •
  the ability of our board of directors to alter our bylaws without obtaining the approval of our shareholders;

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

  •
  no requirement that a special meeting of shareholders be called at the request of shareholders, other than at the request of either of the Principal Investors, so long as one of them or both together hold at least 10% of our outstanding shares, which may delay the ability of our shareholders to force consideration of a proposal or to take action, including the removal of directors; and

  •
  advance notice procedures that shareholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a shareholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

        Additionally, we have opted out of Section 203 of the Delaware General Corporation Law ("Section 203"), which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203. Specifically, our amended and restated certificate of incorporation provides that we may not engage in certain "business combinations" with any "interested stockholder" for a three-year period following the time that the person became an interested stockholder, unless:

  •
  prior to the time that person became an interested stockholder, our board of directors approved either the business combination or the transaction that resulted in the person becoming an interested stockholder;

  •
  upon consummation of the transaction that resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced, excluding certain shares; or

  •
  at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

        Generally, a business combination includes a merger, consolidation, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person's affiliates and associates, owns, or within the previous three years owned, 15% or more of our voting stock. However, in our case, the Principal Investors and any of their affiliates and subsidiaries and any of their direct or indirect transferees receiving 15% or more of our voting stock will not be deemed to be interested stockholders regardless of the percentage of our voting stock owned by them and, accordingly, will not be subject to such restrictions. This provision could prohibit or delay mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

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

        Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, we have entered into, and expect to continue to enter into, agreements to indemnify our directors, executive officers and other employees, as determined by our board of directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Delaware, if the basis of the indemnitee's involvement was by reason of the fact that the indemnitee is or was a director, or officer, of the Company or any of its subsidiaries or was serving at the Company's request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Our amended and restated bylaws also require that such person return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

         A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of February 27, 2014, we had 25,975,991 shares of outstanding common stock. All shares of our common stock sold in the Initial Public Offering are freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares that are held or acquired by our affiliates, as that term is defined in the Securities Act.

        In connection with our Initial Public Offering, certain of our shareholders, including the Principal Investors, entered into lock-up agreements that, subject to certain exceptions, prevent the sale of shares of our common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock for a period of (a) with respect to 20% of their holdings, 120 days, provided that, until 180 days after the date of the Initial Public Offering, they are sold in an underwritten registered offering, (b) with respect to an additional 40% of their holdings, 180 days and (c) with respect to the remaining 40% of their holdings, 240 days, in each case, after July 24, 2013, except with the prior written consent of Citigroup Global Markets Inc. As of February 27, 2014, 7,203,352 shares remain subject to lock-up agreements, which shares will be released on March 24, 2014.

        Shareholders holding 15,244,373 shares of our common stock as of February 27, 2014, or approximately 58.7% of our outstanding common stock, will, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

        Additionally, under certain employee benefit plans, we may issue up to 2,987,000 shares of common stock, which consist of: (i) up to 2,060,000 shares of our common stock pursuant to our 2013 Incentive Award Plan (of which 136,492 shares are outstanding as of February 27, 2014 under restricted stock grants); (ii) up to 839,753 shares of common stock pursuant to our Amended and Restated 2013 Long Term Incentive Plan (all of which are subject to outstanding awards under such plan as of February 27, 2014); and (iii) up to 87,247 shares of common stock pursuant to our Amended and Restated 2013 Director Long Term Incentive Plan (all of which are subject to outstanding awards under such plan as of February 27, 2014). We have registered all of these shares under the Securities Act on a registration statement on Form S-8. These shares, once issued and released from any restrictions thereon, will be able to be freely sold in the public market, subject to sale limitations contained in the abovementioned plans, as applicable, Rule 10b5-1 sales plans, if any, volume limitations applicable to affiliates under Rule 144 of the Securities Act and the lock-up arrangements described above. Furthermore, we also have 758,399 shares of our common stock reserved and available for issuance pursuant to our Long Term Equity Incentive Plan (the "2010 Equity Plan"); however, given the adoption of the 2013 Incentive Award Plan, we do not currently expect to make any further grants under the 2010 Equity Plan. As of February 27, 2014, 51,500 shares of restricted stock are outstanding under our 2010 Equity Plan that have not yet vested.

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

         Future sales and issuances of our common stock or rights to purchase common stock could result in dilution of the percentage ownership of our shareholders and could cause our stock price to decline.

        We may issue additional securities in the future. Sales and issuances of our common stock or rights to purchase our common stock in the future could result in substantial dilution to our existing shareholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in future transactions, investors may be materially diluted. New investors in such future transactions could gain rights, preferences and privileges senior to those of the holders of our common stock.

         We do not expect to pay any cash dividends in the foreseeable future.

        We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, we do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant. In addition, under the indenture governing the 2021 Notes, the credit agreement governing the Revolving Credit Facility and any other future financing arrangement we enter into, we may be unable to pay cash dividends to our shareholders. Accordingly, shareholders may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell those shares at or above the price they paid for them.

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

        Due to our holdings in U.S. real property interests, we believe that we currently are, and will continue to remain being for the foreseeable future, a "U.S. real property holding corporation" for U.S. federal income tax purposes. As a result, a non-U.S. holder generally will be subject to U.S. federal income tax on any gain realized on a sale or other disposition of our common stock, unless our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder did not actually or constructively own more than 5% of our common stock at any time during the shorter of (i) the five-year period preceding the date of the sale or other disposition and (ii) the non-U.S. holder's holding period in such common stock. In addition, a 10% withholding tax could apply to the gross proceeds from a sale or other disposition of our common stock by a non-U.S. holder if our common stock is not regularly traded on an established securities market. A non-U.S. holder also will be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the sale or other disposition of our common stock that is subject to U.S. federal income tax. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of our common stock. For this purpose, a "non-U.S. holder" is a beneficial owner of our common stock that is an individual, corporation, trust or estate that is not a "United States person" for U.S. federal income tax purposes.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2013, we owned approximately 271,000 square feet of amenity space and 54,000 square feet of sales office space throughout Florida. Additionally, we lease approximately 26,000 square feet of office space in Bonita Springs, Florida, which serves as our corporate headquarters, and approximately 171,000 aggregate square feet of office space in other locations throughout Florida, which serve as branch office space for our related Real Estate Services businesses. We believe that our facilities are suitable and adequate for our needs.

Item 3.    Legal Proceedings.

  Proceedings and Claims Related to our Bankruptcy Case

  Bankruptcy Claims

        On August 4, 2008, our predecessor company and certain of its subsidiaries (the "Debtors") filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the "Bankruptcy Court"). The Chapter 11 cases so commenced are referred to herein as the "Chapter 11 Cases." The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009 (the "Plan"). The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009 (the "Confirmation Order"). The Plan was declared effective on September 3, 2009 (the "Effective Date") and the Debtors emerged from bankruptcy on that date.

        WCI is responsible to satisfy only those claims against the Debtors as specified in the Plan and the Confirmation Order. WCI satisfied claims by the Debtors' primary financial creditors against the Debtors with the issuance to such holders on September 3, 2009 of (a) the senior secured term loan, (b) the senior subordinated secured term loan and (c) 95% of the shares of common stock issued under the Plan (without accounting for certain shares reserved for issuance or issuable on account of preferred shares issued under the Plan). In addition, the Plan and the Confirmation Order required WCI to satisfy the following claims against the Debtors: (a) certain "Allowed" claims that are entitled to priority status under section 507(a) of the Bankruptcy Code, by payment in full; (b) certain "Allowed" secured claims, by payment in full; and (c) certain unsecured claims that are "Allowed" in an amount of $135,000 or less, by payment at a rate of 2% of the amount of the claim. In order for a claim to be "Allowed" under the terms of the Plan, among other things, it must (a) have been (i) timely asserted against, or (ii) formally acknowledged by, the Debtors in the Chapter 11 Cases, and (b) be liquidated, non-contingent, and undisputed. WCI has resolved and satisfied substantially all of the claims asserted to date against the Debtors in the Chapter 11 Cases for which it is responsible under the Plan and the Confirmation Order.

        The Plan and the Confirmation Order provide that, other than as provided therein, and as generally described above, neither WCI nor any of its subsidiaries is responsible for any obligation of the Debtors arising prior to September 3, 2009. The Plan and the Confirmation Order further provide that all persons are precluded from and forever barred against asserting any claim against WCI, any of its subsidiaries, or any of their respective assets, based on any act, omission, transaction or other activity of any kind or nature that occurred or came into existence prior to September 3, 2009, whether or not the facts of or legal bases were known or existed prior to the Effective Date.

        Notwithstanding the provisions of the Plan and the Confirmation Order, WCI and certain of its subsidiaries have been subject to actions for certain alleged acts, omissions, transactions or other activities of certain of the Debtors that occurred or came into existence prior to September 3, 2009. It is our policy to vigorously oppose such actions. WCI and certain of its subsidiaries are presently party to litigation wherein we have asserted that the action is being prosecuted in contravention of the Plan and the Confirmation Order. However, certain factual and legal issues remain unresolved and, therefore, there exists a risk that such issues could be resolved against WCI. In such an event, WCI could be liable to satisfy in full any final judgment entered in favor of the plaintiff therein.

  The Watermark Condominium Residences Association, Inc. Matter

        The Watermark Condominium Residences Association, Inc. (the "Watermark Association") administers and manages a luxury condominium tower in Hudson County, New Jersey, known as "The Watermark." Debtor WCI Towers Northeast USA, Inc. ("WCI Towers") was the sponsor and developer of The Watermark, construction of which was completed in 2008. The Watermark Association filed a proof of claim in the Chapter 11 Cases on February 5, 2009 in an unliquidated amount. Following the Effective Date, WCI reached a settlement in the state court litigation it had commenced in the Superior Court of New Jersey, Hudson County, whereby the general contractor for The Watermark agreed to pay $1.4 million to WCI. The Watermark Association moved to impose a constructive trust on the proceeds of that settlement. The settlement was funded and the $1.4 million settlement was placed in escrow pending the resolution of the Watermark Association's constructive trust motion. During August 2013, the New Jersey state court denied the motion and the $1.4 million was released to the Company in 2013. This matter is now resolved.

        Additionally, the Watermark Association sued WCI, WCI Towers and several former WCI employees and subcontractors in a separate lawsuit in the Superior Court of New Jersey, Hudson County, to recover damages arising from certain alleged construction defects at The Watermark. WCI and WCI Towers moved to dismiss the Watermark Association's complaint on the basis that, among other things, the claims asserted therein arose prior to the Effective Date of the Plan and were therefore subject to the treatment provided under the Plan. During November 2013, the Bankruptcy Court approved a settlement between the parties. This matter is now resolved.

  The Lesina at Hammock Bay Condominium Association, Inc. Matter

        The Lesina at Hammock Bay Condominium Association, Inc. (the "Lesina Association") administers and manages a luxury condominium tower in Collier County, Florida, which was built and developed by one of the Debtors. The Lesina Association filed a proof of claim in the Chapter 11 Cases on February 2, 2009 in an unliquidated amount. On April 11, 2012, the Lesina Association filed a motion in the Bankruptcy Court requesting a declaration from the Bankruptcy Court that its claims arose after the Effective Date of the Plan and that the Lesina Association is therefore entitled to commence a state court action for warranty claims against WCI. WCI opposed this motion and the Bankruptcy Court ordered the Lesina Association and WCI to mediation. The mediation was unsuccessful and, on May 17, 2013, the Bankruptcy Court granted the Lesina Association's motion and determined that the Plan does not bar the Lesina Association from pursuing its statutory warranty claims and assessment claims against WCI. During May 2013, we filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware. We dispute the allegations made in this action and are vigorously defending this action.

  Other Proceedings

        We are subject to various other claims, complaints and other legal actions arising in the normal course of business. These matters are subject to many uncertainties and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. Nevertheless, we believe that the outcome of any of these currently existing proceedings, even if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  General

        Unless the context otherwise requires, the terms the "Company," "we," "us" and "our" in Part II of this Annual Report on Form 10-K refer to WCI Communities, Inc. and its subsidiaries and the term "WCI" refers only to WCI Communities, Inc.

        On May 24, 2013, we commenced the initial public offering (the "Initial Public Offering") of our common stock, par value of $0.01. Pursuant to the Registration Statement on Form S-1 (File No. 333-188866), as amended, that was declared effective on July 24, 2013, we registered 7,841,954 shares of common stock (including a 30-day option granted by us to the underwriters in the Initial Public Offering to purchase up to 1,022,863 shares of common stock, which was not exercised). We sold 6,819,091 shares of our common stock in the Initial Public Offering at a price per share to the public of $15.00 for an aggregate offering price of $102.3 million. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint book-running managers of the Initial Public Offering and as representatives of the underwriters. Zelman Partners LLC, FBR Capital Markets & Co. and Raymond James & Associates, Inc. also acted as underwriters in the Initial Public Offering. The Initial Public Offering closed on July 30, 2013, and the net proceeds of the Initial Public Offering to the Company were $90.3 million, after deducting the underwriting discounts of $6.9 million and offering expenses payable by us of $5.1 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

        We intend to use the net proceeds from the Initial Public Offering for general corporate purposes, including the acquisition and development of land and home construction. There has been no material change in the expected use of the net proceeds from the Initial Public Offering as described in our Registration Statement on Form S-1.

        On July 22, 2013, the Company filed with the Secretary of State of the state of Delaware an amendment to its then existing amended and restated certificate of incorporation to, among other things, effectuate (i) a 10.3 for 1 stock split of its common stock and (ii) an increase of its authorized capital stock to 150,000,000 shares of common stock. Additionally, on July 24, 2013, the Company filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all of its Series A, B, C, D and E common stock into a single class of common stock. All share and per share amounts of the Company's common stock have been retroactively adjusted in Part II of this Annual Report on Form 10-K to reflect the common stock split, the new authorized share amounts and the conversion of our Series A, B, C, D and E common stock into a single class of common stock.

        Other than the sales of unregistered equity securities that we reported in our Quarterly Reports on Form 10-Q for the three months ended June 30, 2013 and September 30, 2013, there were no sales of unregistered equity securities by us during the year ended December 31, 2013. Additionally, we did not repurchase any shares of our common stock during the three months ended December 31, 2013.

  Market Information

        Our common stock began trading on the New York Stock Exchange (the "NYSE") on July 25, 2013 under the symbol "WCIC." Prior to that date, there was no public market for our common stock.

        The table below sets forth the reported high and low sales prices per share of our common stock on the NYSE for the periods indicated.

	High	Low
Period from July 25, 2013 to September 30, 2013	$17.77	$14.50
Period from October 1, 2013 to December 31, 2013	20.00	16.36

        As of February 27, 2014, there were 25,975,991 shares of our common stock outstanding that were held by approximately 32 record holders. The number of holders of record is based on the actual number of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations or other entities in security position listings maintained by depositories. As of February 25, 2014, the last sales price of our common stock on the NYSE was $18.91.

  Dividend Policy

        Historically, including the years ended December 31, 2013 and 2012, we have not paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future. Moreover, as discussed in Note 12 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K, our ability to pay cash dividends on our common stock is limited by the agreements and an indenture governing our debt obligations. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant.

  Stock Performance Graph

        The stock performance graph on the following page illustrates the cumulative total shareholder return on our common stock for the period from July 25, 2013 (the first day of trading for our common stock on the NYSE) to December 31, 2013, as compared to the Standard & Poor's 500 Index and the Standard & Poor's Composite 1500 Homebuilding Index. The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two abovementioned indices on July 25, 2013 and (ii) the full reinvestment of all dividends; however, we have not declared any dividends on our common stock during the indicated period. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The stock performance graph does not reflect or endorse our forecast of future financial performance.

 Comparison of Cumulative Total Return

		Month Ending
	Base Period 7/25/13
Company / Index		7/31/13	8/31/13	9/30/13	10/31/13	11/30/13	12/31/13
WCI Communities, Inc.	$100.00	$112.10	$100.20	$114.15	$119.31	$128.64	$126.26
S&P 500 Index	100.00	99.76	96.87	99.91	104.50	107.68	110.41
S&P Composite 1500 Homebuilding Index	100.00	102.59	93.57	101.96	102.89	106.42	116.32

        In the above stock performance graph, we use the same methods of presentation and assumptions for calculating our cumulative total shareholder return calculation as those used by the selected indices. The Standard & Poor's 1500 Composite Homebuilding Index is a widely-recognized index comprised of large, mid and small cap national homebuilders. We believe that comparison of our cumulative total shareholder return to this index represents a meaningful analysis for investors and other interested parties.

        Notwithstanding any general incorporation language to the contrary, the above stock performance graph and any related information shall not be deemed to be incorporated by reference into any of our filings with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically identify such information for incorporation by reference into such filings, and should not be deemed to be "soliciting material," or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6.    Selected Financial Data.

        The selected consolidated financial data included in the tables on the following page should be read in conjunction with (i) Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K and (ii) our audited consolidated financial statements and the related notes thereto in Item 8 of Part II of this Annual Report on Form 10-K. The selected consolidated statements of operations data and the selected consolidated balance sheet data were derived from, and are qualified by reference to, our audited consolidated financial statements and the related notes thereto (our audited consolidated balance sheet as of December 31, 2011 is not included in this Annual Report on Form 10-K). All per share data in the tables below gives effect to the 10.3 for 1 stock split of our common stock that occurred on July 22, 2013 (see Notes 1 and 16 to our audited consolidated financial statements).

        We have elected to utilize the reduced disclosure requirements available to emerging growth companies under the Jumpstart our Business Startups Act of 2012, including the presentation of only three years of selected financial data in the tables below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Implications of Being an Emerging Growth Company" in Item 7 of Part II of this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Total revenues(1)	$317,349	$241,008	$144,272
Gross margin(1)(2)	65,324	44,293	(8,882)
Income (loss) from continuing operations, net of tax(1)(2)(3)	146,485	47,928	(48,313)
Income from discontinued operations, net of tax(4)(5)	—	2,706	1,988
Net income (loss)	146,485	50,634	(46,325)
Net income (loss) attributable to common shareholders of WCI Communities, Inc.(6)	126,968	50,823	(47,125)
Earnings (loss) per share attributable to common shareholders of WCI Communities, Inc.:
Basic
Continuing operations	$5.88	$3.33	$(4.90)
Discontinued operations	—	0.19	0.13

Earnings (loss) per share	$5.88	$3.52	$(4.77)

Diluted
Continuing operations	$5.86	$3.31	$(4.90)
Discontinued operations	—	0.19	0.13

Earnings (loss) per share	$5.86	$3.50	$(4.77)

Weighted average number of shares of common stock outstanding:
Basic	21,586	14,445	9,883
Diluted	21,680	14,515	9,883

	December 31,
	2013	2012	2011
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents, excluding restricted cash	$213,352	$81,094	$43,350
Real estate inventories	280,293	183,168	158,332
Total assets	685,486	347,262	305,010
Total debt obligations(7)	200,000	122,729	139,584
Total liabilities	275,622	178,657	236,450
Total equity, including noncontrolling interests(8)	409,864	168,605	68,560

(1)
Amounts exclude our discontinued operations, which are discussed in Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)
During the year ended December 31, 2011, we recorded asset impairment charges aggregating $11.4 million, which are discussed in Note 5 to our audited consolidated financial statements.

(3)
As discussed in Note 12 to our audited consolidated financial statements, we recorded expenses related to early repayment of debt of $5.1 million and $17.0 million during the years ended December 31, 2013 and 2012, respectively. Additionally, as discussed in Note 14 to the audited consolidated financial statements, we (i) reversed $125.6 million of deferred tax asset valuation allowances during 2013 and (ii) recorded an income tax benefit of $50.5 million during 2012 related to the reversal of certain reserves.

(4)
Income from discontinued operations, net of tax during the year ended December 31, 2011 included $0.7 million of income attributable to noncontrolling interests. Noncontrolling interests for both continuing and discontinued operations were not material to any other years presented in the above tables.

(5)
As discussed in Note 8 to the audited consolidated financial statements, we recorded gains on sales of discontinued operations, net of tax, of $2.6 million and $0.5 million during the years ended December 31, 2012 and 2011, respectively.

(6)
As discussed in Note 16 to the audited consolidated financial statements, the net income (loss) attributable to common shareholders of WCI Communities, Inc. was affected by preferred stock dividends aggregating $19.7 million during the year ended December 31, 2013.

(7)
As discussed in Note 12 to the audited consolidated financial statements, we issued new debt and voluntarily prepaid certain other debt during each of the years ended December 31, 2013 and 2012.

(8)
We have not declared or paid any dividends on our common stock during the years presented in the above tables.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the related notes included in Item 8 of Part II of this Annual Report on Form 10-K and our "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

        During the year ended December 31, 2013, we continued to benefit from the recovery of the housing market. This positive momentum has largely been driven by attractive home affordability, decreasing levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy. More recently, on a national level, rising home prices and higher interest rates have begun to moderate the demand for new homes. However, we continue to experience year-over-year improvements in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in a significant increase in home deliveries during the year ended December 31, 2013 when compared to the year ended December 31, 2012. During 2013, we closed on four land acquisitions that are currently planned for approximately 1,900 future home sites within ten new selling neighborhoods. As of December 31, 2013, we are also under contract for a partially developed property planned for approximately 600 future home sites, which is scheduled to close in the second quarter of 2014. Additionally, during October 2013, our real estate brokerage business became one of the first franchisees to operate under the new Berkshire Hathaway HomeServices brand. We believe that this new brand strengthens our ability to take advantage of the improving resale home market as we transition from the Prudential brand.

        During the year ended December 31, 2013, we accessed the equity and debt capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth. On July 30, 2013, we completed our Initial Public Offering and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us. The shares trade on the New York Stock Exchange under the ticker symbol "WCIC." On August 7, 2013, we completed the issuance of $200.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the "2021 Notes") in a private offering. The net proceeds from the offering of the 2021 Notes (the "Notes Offering") were $195.5 million after deducting fees and expenses payable by us. We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017 (the "2017 Notes"), of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. Additionally, on August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction. For a detailed discussion of our Initial Public Offering and the abovementioned debt transactions, see Notes 1 and 12 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

        We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida's highest growth markets. The move-up, second home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Overall, our positive operating results and recent capital markets activity have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida real estate market both through increasing scale of our existing land holdings and future acquisitions.

  Summary Operating Results

        We continued to experience strong operating and financial performance during 2013. Total revenues were $317.3 million during the year ended December 31, 2013, increasing 31.7% from $241.0 million during the year ended December 31, 2012, primarily due to an increase in our Homebuilding segment revenues, which was driven by a 40.1% increase in deliveries and a 9.3% increase in average selling price. Additionally, combined revenues from our Real Estate Services and Amenities segments grew 9.8% year-over-year. Total gross margin during the year ended December 31, 2013 was $65.3 million, an increase of $21.0 million, compared to $44.3 million during the year ended December 31, 2012. Such increase was attributable to improvements of $18.1 million, $1.7 million and $1.2 million in our Homebuilding, Real Estate Services and Amenities segments, respectively.

        Our income from continuing operations before income taxes was $20.8 million during the year ended December 31, 2013 and the corresponding loss was $4.3 million during the year ended December 31, 2012. The improvement in our 2013 operating results reflected: (i) increased Homebuilding gross margin from the delivery of 141 additional homes during 2013; (ii) improvements in gross margin at both our Real Estate Services and Amenities segments as we more efficiently leveraged our fixed overhead; (iii) less interest expense during 2013, primarily due to a greater portion of our interest incurred being capitalized; and (iv) an $11.9 million reduction in our expenses related to early repayment of debt during 2013 when compared to 2012. Offsetting these favorable items during 2013 were (i) an increase of $7.4 million in selling, general and administrative expenses, primarily due to $4.5 million of incremental stock-based and other non-cash long-term compensation expense recorded in 2013, and (ii) a decline in other income of $4.9 million.

        Our net income attributable to common shareholders was $127.0 million and $50.8 million during the years ended December 31, 2013 and 2012, respectively. This year-over-year change was primarily due to (i) a reversal of $125.6 million of deferred tax asset valuation allowances during 2013 and (ii) a 2013 reduction of $11.9 million in our expenses related to early repayment of debt. Partially offsetting these items were (i) $19.7 million of preferred stock dividends during 2013 ($19.0 million of which was non-cash and related to the exchange of our Series A preferred stock for common stock) and (ii) a $50.5 million income tax benefit due to the reversal of a tax liability that resulted from the successful completion of an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years, which improved our 2012 results.

        As of December 31, 2013, our cash and cash equivalents, excluding restricted cash, were $213.4 million, an increase of $132.3 million over our $81.1 million balance as of December 31, 2012. Such increase was primarily due to the net proceeds from our Initial Public Offering, the net proceeds from the Notes Offering after the prepayment of the 2017 Notes and cash flow generated by the 493 homes delivered during the year ended December 31, 2013. During 2013, there was a $98.5 million net increase in our real estate inventories, primarily due to $70.7 million of land acquisitions along with land development and home construction spending within our communities. As of December 31, 2013, our net debt was less than zero, which compares to a net debt-to-net book capitalization percentage of 19.8% as of December 31, 2012.

        As of December 31, 2013, the value of our backlog was $143.8 million, a 26.0% increase from $114.1 million as of December 31, 2012. We had 293 homes in backlog as of December 31, 2013, an increase of 38 homes, or 14.9%, from 255 homes as of December 31, 2012. The increase in backlog was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders, partially offset by increased deliveries during the year ended December 31, 2013. An increase of 9.8% in the average selling price of our backlog units to $491,000 also contributed to the increase in the value of our backlog as of December 31, 2013. Additionally, our cancellation rate as a percent of gross new orders was 4.7% and 3.0% for the years ended December 31, 2013 and 2012, respectively. Our low cancellation rates reflect a high quality backlog given our move-up, second home, and active adult target buyers.

  Our Restructuring

        During 2007, the sub-prime mortgage crisis and tightening of credit markets significantly impacted the homebuilding industry as many potential homebuyers were unable to obtain financing to purchase new homes. Notably, the Florida residential real estate market experienced a deeper contraction than the U.S. average contraction during the recent national economic recession and housing correction. From 2006 through 2011, Florida's total residential homebuilding permits decreased by 79% versus a national decrease of 66%. Sales of single-family homes in Florida declined from 450,205 in 2005 to 341,080 in 2006, a decrease of 24.2%, after four years of continuous growth. As compared to sales of 1,260 single-family homes in 2006, our predecessor company sold only 869 and 394 single-family homes in 2007 and the first half of 2008, respectively, and the average price for its single-family homes declined from $715,540 in 2006 to $494,450 in the first half of 2008. As a result of the decline in business, our predecessor company and certain of its subsidiaries (the "Debtors") and certain non-Debtor affiliates (together with the Debtors, the "WCI Group") were forced to amend their various credit agreements to improve operating and financial flexibility. However, on June 25, 2008, our predecessor company received notice that certain holders of its 4.0% contingent convertible senior subordinated notes due 2023 (the "Convertible Notes") intended to exercise an option that would require it to repurchase all of the outstanding principal amount of the Convertible Notes. The WCI Group anticipated that it did not have sufficient liquidity to satisfy its obligation to repurchase the outstanding Convertible Notes while still avoiding default under its other debt obligations. The WCI Group was also at risk of its other lenders exercising remedy options that would accelerate substantially all of its outstanding indebtedness. In order to prevent the consequences of default and to restructure the capital of the WCI Group, the Debtors commenced bankruptcy proceedings. On August 4, 2008, the Debtors filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 ("Chapter 11") of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the "Bankruptcy Court"). The Chapter 11 cases so commenced are referred to herein as the "Chapter 11 Cases."

        The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009 (the "Plan"). The Plan received formal endorsement from both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009 (the "Confirmation Order"). The Plan was declared effective on September 3, 2009 (the "Effective Date").

        Under the terms of the Plan, on the Effective Date: (i) the holders of the allowed claims under the Debtors' prepetition secured debt received 95% of the new common stock, a $300.0 million senior secured term loan and a $150.0 million senior subordinated secured term loan of the Company; (ii) a creditor trust for the benefit of holders of allowed unsecured claims received 5% of the new common stock, 100% of new Series A preferred stock and $1.0 million in cash to be used for the administration of the trust; (iii) a Chinese drywall trust for the benefit of holders of allowed Chinese drywall claims received 100% of the new Series B preferred stock, insurance coverage actions, insurance recoveries and Chinese drywall actions, and $0.9 million in cash to be used for administration of the trust; and (iv) all other unsecured creditors with allowed claims less than $135,000 received 2% of the amount of their allowed claim in cash. The Plan did not provide for any value or distribution to the equity holders of our predecessor company.

        We emerged from bankruptcy on September 3, 2009 with a $300.0 million senior secured term loan and a $150.0 million senior subordinated secured term loan. In addition, all of our assets and liabilities, including our land portfolio, were reset to then current fair market value.

        Given our emergence from bankruptcy in 2009 and the challenges within the homebuilding and real estate industries at that time, a significant part of our business strategy during 2010 and 2011 was focused on selling assets that we deemed non-core to our continuing operations and reducing our general and administrative expenses to maximize our cash position and pay down our outstanding debt. Pursuant to this business strategy, during 2010 and 2011, we sold substantially all of our assets outside of the state of Florida, a majority of our speculative inventory of homes and certain other real estate inventory and amenities assets that we deemed non-core to our continuing operations. Despite the difficult economic environment, we maximized proceeds from such sales and we were able to pay down $331.2 million in aggregate principal amount of our indebtedness prior to its stated maturity, including all of the remaining debt outstanding under our senior secured term loan.

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

        In preparation for our Initial Public Offering, we (i) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013 and (ii) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013. For a detailed discussion of these two transactions, see Note 16 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

        On July 30, 2013, we completed our Initial Public Offering and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us.

        On August 7, 2013, we completed the issuance of the 2021 Notes in a private offering. The net proceeds from the Notes Offering were $195.5 million after deducting fees and expenses payable by us. We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of the 2017 Notes, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. As of December 31, 2013, we had $200.0 million of total outstanding debt, all of which pertained to the 2021 Notes.

  Non-GAAP Measures

        In addition to the results reported in accordance with U.S. generally accepted accounting principles ("GAAP"), we have provided information in this Annual Report on Form 10-K relating to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (as defined below).

  Adjusted Gross Margin from Homes Delivered

        We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites from Homebuilding gross margin to arrive at gross margin from homes delivered. Adjusted gross margin from homes delivered is calculated by adding asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and in making strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe adjusted gross margin from homes delivered is relevant and useful to investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, the methods used by such companies may differ from our methodology and, therefore, may not be comparable. We urge investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

        The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the years presented herein. For a detailed discussion of Homebuilding gross margin, see "Consolidated Results of Operations" below.

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Homebuilding gross margin	$64,248	$46,140	$6,088
Less: gross margin (loss) from land and home sites	195	2,177	(2,237)

Gross margin from homes delivered	64,053	43,963	8,325
Add: capitalized interest in cost of sales	4,257	2,301	988

Adjusted gross margin from homes delivered	$68,310	$46,264	$9,313

Gross margin from homes delivered as a percentage of revenues from homes delivered	30.0%	31.5%	20.0%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	32.0%	33.2%	22.3%

  EBITDA and Adjusted EBITDA

        Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude interest expense, capitalized interest in cost of sales, income taxes, depreciation ("EBITDA"), preferred stock dividends, income from discontinued operations, other income, stock-based and other non-cash long-term incentive compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business. Adjusted EBITDA and EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our EBITDA-based measures have limitations as analytical tools and you should not consider them in isolation or as substitutes for analyses of our results as reported under GAAP. Some such limitations are:

  •
  they do not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations;

  •
  they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

  •
  they do not reflect the interest expense necessary to service our debt; and

  •
  other companies in our industry may calculate these measures differently than we do, thereby limiting their usefulness as comparative measures.

        Because of these limitations, our EBITDA-based measures are not intended to be alternatives to net income (loss), indicators of our operating performance, alternatives to any other measure of performance in conformity with GAAP or alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

        The table below reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss) attributable to common shareholders of WCI Communities, Inc., for the years presented herein.

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$126,968	$50,823	$(47,125)
Interest expense	2,537	6,978	16,954
Capitalized interest in cost of sales(1)	4,257	2,304	988
Income tax benefit(2)	(125,709)	(52,233)	(6,140)
Depreciation	2,081	2,000	2,936

EBITDA	10,134	9,872	(32,387)
Preferred stock dividends(3)	19,680	—	—
Income from discontinued operations	—	(2,706)	(1,256)
Other income(4)	(2,642)	(7,493)	(2,294)
Stock-based and other non-cash long-term incentive compensation expense(5)	5,217	705	821
Asset impairments(6)	—	—	11,422
Expenses related to early repayment of debt(7)	5,105	16,984	—

Adjusted EBITDA	$37,494	$17,362	$(23,694)

Adjusted EBITDA margin	11.8%	7.2%	(16.4)%

(1)
Represents capitalized interest expensed in cost of sales on home deliveries and land lot sales.

(2)
Represents the Company's income tax benefit from continuing operations as reported in its consolidated statements of operations, including (i) a reversal of $125.6 million of deferred tax asset valuation allowances during the year ended December 31, 2013 and (ii) a $50.5 million income tax benefit during the year ended December 31, 2012 due to the reversal of a tax liability that resulted from the successful completion of an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years.

(3)
Represents a reduction in income available to common shareholders of WCI Communities, Inc. during the year ended December 31, 2013 pertaining to its preferred stock wherein we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. In accordance with Accounting Standards

  Codification 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been characterized as a preferred stock dividend in our consolidated statements of operations and deducted from net income to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc.

(4)
Represents the Company's other income as reported in its consolidated statements of operations, including, among other things, net recoveries and changes in certain accruals related to various legal and other settlements, sales of prepaid impact fees credits, interest income and gains/losses on sales of property and equipment.

(5)
Represents expenses recorded in the Company's consolidated statements of operations related to its stock-based and non-cash other long-term incentive compensation plans.

(6)
Represents impairment charges recorded in the Company's consolidated statements of operations during the year ended December 31, 2011 in connection with the write-down to fair value of certain of its long-lived assets.

(7)
Represents expenses related to early repayment of debt as reported in the Company's consolidated statements of operations, including (i) $5.1 million of write-offs of unamortized debt discount and debt issuance costs and a prepayment premium related to our voluntary prepayment of the entire outstanding principal amount of the 2017 Notes in August 2013 and (ii) the write-off of $17.0 million of unamortized debt discount and debt issuance costs related to the repayment and retirement of our senior subordinated secured term loan in June 2012.

Consolidated Results of Operations

WCI Communities, Inc.
Consolidated Statements of Operations
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Revenues
Homebuilding	$214,016	$146,926	$57,101
Real estate services	80,096	73,070	68,185
Amenities	23,237	21,012	18,986

Total revenues	317,349	241,008	144,272

Cost of Sales
Homebuilding	149,768	100,786	51,013
Real estate services	76,972	71,675	68,209
Amenities	25,285	24,254	22,510
Asset impairments	—	—	11,422

Total cost of sales	252,025	196,715	153,154

Gross margin	65,324	44,293	(8,882)

Other income	(2,642)	(7,493)	(2,294)
Selling, general and administrative expenses	39,548	32,129	30,911
Interest expense	2,537	6,978	16,954
Expenses related to early repayment of debt	5,105	16,984	—

	44,548	48,598	45,571

Income (loss) from continuing operations before income taxes	20,776	(4,305)	(54,453)
Income tax benefit from continuing operations	125,709	52,233	6,140

Income (loss) from continuing operations	146,485	47,928	(48,313)
Income from discontinued operations, net of tax	—	118	1,477
Gain on sale of discontinued operations, net of tax	—	2,588	511

Net income (loss)	146,485	50,634	(46,325)
Net loss (income) from continuing operations attributable to noncontrolling interests	163	189	(68)
Net income from discontinued operations attributable to noncontrolling interests	—	—	(732)

Net income (loss) attributable to WCI Communities, Inc.	146,648	50,823	(47,125)
Preferred stock dividends	(19,680)	—	—

Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$126,968	$50,823	$(47,125)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

  Homebuilding

	Years Ended December 31,
	2013	2012
	($ in thousands)
Homebuilding revenues	$214,016	$146,926
Homes delivered	213,479	139,551
Land and home sites	537	7,375
Homebuilding gross margin	64,248	46,140
Homebuilding gross margin percentage	30.0%	31.4%
Homes delivered (units)	493	352
Average selling price per home delivered	$433	$396
New orders for homes (units)(1)	531	453
Contract values of new orders(1)	$243,196	$184,381
Average selling price per new order(1)	458	407
Cancellation rate(2)	4.7%	3.0%
Backlog (units)(3)	293	255
Backlog contract values(3)	$143,819	$114,063
Average selling price in backlog(3)	491	447
Active selling neighborhoods at year-end	25	20

(1)
New orders represent orders for homes including the amount (in units) and contract values, net of any cancellations, occurring during the reporting year.

(2)
Represents the number of orders canceled during such year divided by the number of gross orders executed during such year (excludes cancellations and gross orders related to customer home site transfers).

(3)
Backlog only includes orders for homes at the end of the reporting year that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

        Total homebuilding revenues for the year ended December 31, 2013 were $214.0 million, an increase of $67.1 million, or 45.7%, from $146.9 million for the year ended December 31, 2012. Such increase was primarily due to a 141-unit, or 40.1%, increase in homes delivered and a 9.3% increase in the average selling price of homes delivered. The increase in home deliveries is reflective of the continued ramp up in operations as many of our communities were reopened in 2012 and 2011. Additionally, an improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered. The improvement in revenues from home deliveries was partially offset by a $6.8 million decrease in land and home site revenues due to no non-core parcel sales during 2013.

        Homebuilding gross margin for the year ended December 31, 2013 was $64.2 million, an increase of $18.1 million, from $46.1 million for the year ended December 31, 2012. Homebuilding gross margin as a percent of revenues decreased to 30.0% for the year ended December 31, 2013 from 31.4% for the year ended December 31, 2012, resulting from shifting product mix.

        Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the years ended December 31, 2013 and 2012 were positively impacted by the low book value of our land, which was reset to fair value in September 2009 in connection with our restructuring and in accordance with fresh start accounting requirements. During 2013 and 2012, all of our home deliveries were generated from communities that we owned in September 2009. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percentage of homes delivered revenues of 13.9% and 13.1% during the years ended December 31, 2013 and 2012, respectively. Fluctuations of the home site cost of sales percentage are primarily due to product mix shifts. We expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

        As of December 31, 2013, we owned approximately 5,900 home sites that benefit from being reset to fair value in September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then current market prices, we anticipate that the positive impact of our low book value land on our homebuilding gross margin will begin to decline. The low carrying value of our land is also a significant driver of our gross margin from homes delivered of 30.0% and 31.5% during the years ended December 31, 2013 and 2012, respectively.

        We delivered 493 homes during the year ended December 31, 2013, an increase of 141 units, or 40.1%, from the 352 homes delivered during the year ended December 31, 2012. The increase in deliveries during 2013 was primarily due to a larger backlog at December 31, 2012 and more new orders received during the year ended December 31, 2013, compared to the December 31, 2011 backlog and the new orders received during the year ended December 31, 2012, along with having more neighborhoods delivering homes and a greater number of deliveries per neighborhood during 2013 when compared to 2012. Additionally, improved evenflow scheduling was another factor in us generating more deliveries during 2013 compared to 2012. The average selling price per home delivered during 2013 was $433,000, an increase of $37,000, or 9.3%, from $396,000 during 2012. An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.

        New orders during the year ended December 31, 2013 were 531 homes, an increase of 78 homes, or 17.2%, from 453 homes during the year ended December 31, 2012. Such increase was primarily due to continued momentum within our active selling neighborhoods, along with an increase in our active selling neighborhood count from 20 at December 31, 2012 to 25 at December 31, 2013. Contract values of new orders during 2013 were $243.2 million, an increase of $58.8 million, or 31.9%, from $184.4 million during 2012, primarily due to the 78-unit increase in new order activity and an improvement in average selling price of new orders to $458,000 during the year ended December 31, 2013 from $407,000 during the year ended December 31, 2012. The increase in our new order average selling prices during 2013 was primarily due to sales mix and strategic price increases as the overall housing market continued to improve.

        Our backlog contract value as of December 31, 2013 was $143.8 million, an increase of $29.7 million, or 26.0%, from $114.1 million as of December 31, 2012. An increase in the average selling price of our backlog units from $447,000 to $491,000, or 9.8%, resulted in an increase in the contract values of our backlog at December 31, 2013. Additionally, we had 293 units in backlog as of December 31, 2013, an increase of 38 units, or 14.9%, from 255 units as of December 31, 2012. The increase in backlog was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders, partially offset by increased deliveries during the year ended December 31, 2013.

  Real Estate Services

	Years Ended December 31,
	2013	2012
	($ in thousands)
Real estate services revenues	$80,096	$73,070
Real estate brokerage	76,406	69,772
Title services	3,690	3,298
Real estate services gross margin	3,124	1,395
Real estate services gross margin percentage	3.9%	1.9%
Real estate brokerage closed home sales transactions	9,028	9,070
Real estate brokerage average home sale selling price	$268	$246
Title services closing transactions	2,544	2,395

        Real estate services revenues during the year ended December 31, 2013 were $80.1 million, an increase of $7.0 million, or 9.6%, from $73.1 million during the year ended December 31, 2012. The $7.0 million increase was primarily due to a $6.6 million increase in real estate brokerage revenues resulting from an 8.9% increase in average home selling price on consistent year-over-year closed home sale transactions. Flat closed home sales transactions resulted from a shifting mix as lower-priced, distressed inventory was being replaced with higher-priced homes. Additionally, title services revenues increased by $0.4 million during 2013 as a result of a greater number of captured transactions from our company-owned real estate brokerage and our new home deliveries.

        Real estate services gross margin during the year ended December 31, 2013 was $3.1 million, an increase of $1.7 million, or 121.4%, from $1.4 million during the year ended December 31, 2012. The $1.7 million increase was primarily due to the margin associated with higher real estate brokerage revenues, partially offset by a 1.0% increase in real estate brokerage commissions and other variable costs as a percent of revenues to 74.3% in 2013. Such increase related to higher commission splits being paid to our agents during 2013, primarily resulting from our top performers generating a greater percentage of home sales transactions. As a result of incremental revenues covering a greater portion of the fixed operating costs in our real estate brokerage business, our real estate services gross margin percentage increased to 3.9% during the year ended December 31, 2013 from 1.9% during the year ended December 31, 2012.

  Amenities

	Years Ended December 31,
	2013	2012
	(in thousands)
Revenues	$23,237	$21,012
Amenities gross margin	(2,048)	(3,242)

        Total amenities revenues during the year ended December 31, 2013 were $23.2 million, an increase of $2.2 million, or 10.5%, from $21.0 million during the year ended December 31, 2012. Membership and marina slip sales revenues were consistent at $1.2 million during both 2013 and 2012. We generated $9.7 million of membership dues during the year ended December 31, 2013, compared to $9.0 million during the year ended December 31, 2012, an increase of $0.7 million. Club operating revenues were $12.3 million during 2013, compared to $10.8 million during 2012, an increase of $1.5 million. The increases in membership dues and club operating revenues were primarily due to a 10% increase in our membership base, which accounted for more food and beverage, golf, tennis, and fitness revenues being generated at our clubs. During the years ended December 31, 2013 and 2012, total golf rounds were approximately 184,000 and 172,000, respectively. The membership base increase was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.

        Total amenities gross margin during the year ended December 31, 2013 was ($2.0) million, representing an improvement of $1.2 million when compared to the year ended December 31, 2012. Such improvement was primarily due to incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs, along with improvements in our variable expenses, such as merchandise and food and beverage costs, as a percent of revenues.

  Impairments

        During the years ended December 31, 2013 and 2012, we did not record any impairments on real estate inventories or long-lived assets because (i) those assets meeting the criteria as held for sale had fair values in excess of their carrying values and (ii) those assets classified as held and used had undiscounted cash flows in excess of their carrying values. However, during impairment analyses that we performed as of December 31, 2013, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its carrying value of $3.2 million, which could potentially lead to a future impairment charge. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

  Other Income

        During the years ended December 31, 2013 and 2012, other income was $2.6 million and $7.5 million, respectively. Other income during 2013 included $2.4 million of net recoveries and reductions in certain accruals related to various legal settlements, along with other miscellaneous items, including $0.2 million of interest income. Other income during 2012 included $3.2 million of net recoveries on various settlements, $1.1 million from sales of prepaid impact fees credits, $1.0 million from the return of escrow funds related to a legal reserve, $0.8 million of interest income, $0.7 million from gains on sales of property and equipment and $0.7 million of other miscellaneous items.

  Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses were $39.5 million during the year ended December 31, 2013, an increase of $7.4 million, or 23.1%, from $32.1 million during the year ended December 31, 2012. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $1.6 million, or 11.9%, to $15.0 million during 2013, compared to $13.4 million during 2012. This increase was primarily due to an increase in commissions directly related to our increase in home deliveries, partially offset by a reduction in direct marketing expenses. As a percent of revenues from homes delivered, the related commission expense improved to 3.9% during 2013, compared to 4.4% during 2012. General and administrative expenses increased $5.8 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to incremental expense of $4.5 million that we recorded during 2013 related to the stock-based and other long-term incentive compensation plans that we adopted in 2013, along with additional annual compensation expense supporting our growing operations and incremental audit and legal fees as a result of becoming a public company during 2013. As a percent of homebuilding revenues, SG&A expenses declined to 18.5% during 2013 from 21.9% during 2012. If our revenues continue to grow as we anticipate, we expect that our SG&A expenses as a percent of homebuilding revenues will also continue to decline.

  Interest Expense

        Interest expense is comprised of interest incurred on our debt but not capitalized. Interest expense was $2.5 million during the year ended December 31, 2013, a decrease of $4.5 million, or 64.3%, from

$7.0 million during the year ended December 31, 2012. Such decrease was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending and lower effective interest rates on our debt arrangements, partially offset by higher weighted average borrowings during 2013.

  Expenses Related to Early Repayment of Debt

        During August 2013, we completed the Notes Offering. Among other things, we used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of the 2017 Notes, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In connection therewith, we recognized $5.1 million of expenses related to early repayment of debt during the year ended December 31, 2013, including the abovementioned prepayment premium and write-offs of unamortized debt discount and deferred financing costs associated with the 2017 Notes.

        During June 2012, we prepaid our senior subordinated secured term loan, which had an outstanding balance of $162.4 million, with the net proceeds from the issuance of the 2017 Notes and $50.0 million of common stock issued to certain of our existing shareholders or their affiliates in an equity rights offering. As a result of these transactions, we wrote-off $17.0 million of unamortized debt discount and deferred financing costs associated with our senior subordinated secured term loan, which were recorded as expenses related to early repayment of debt during the year ended December 31, 2012.

        See Notes 12 and 16 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our debt obligations and equity rights offering, respectively.

  Income Taxes

        During the years ended December 31, 2013 and 2012, our income tax benefit from continuing operations was $125.7 million and $52.2 million, respectively, which was primarily due to the reversal of (i) $125.6 million of deferred tax asset valuation allowances during 2013 and (ii) $50.5 million of income tax reserves during 2012 that resulted from the successful completion of an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years. Additionally, the income tax benefit from continuing operations during 2012 was offset by income tax expense of $1.8 million related to our discontinued operations. As a result of these items, our effective income tax rates for such years are not meaningful because there is no correlation between such rates and the corresponding income (loss) from continuing operations before income taxes. Our income tax provision for both years was otherwise nominal, which was primarily due to changes in our deferred tax asset valuation allowances offsetting any income tax expense.

        As of December 31, 2013, we had a deferred tax asset of $125.6 million, which was net of a valuation allowance of $71.0 million. As a result of prior changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), our deferred tax assets are subject to certain limitations and our ability to recognize a tax benefit from certain unrealized built-in losses may be limited depending on, among other things, when, and at what price, we sell the underlying assets. For federal and state income tax purposes, assets with built-in losses sold prior to January 1, 2014 were generally subject to an annual limitation of approximately $85,000 and those sold on or after such date currently will not be subject to limitations. As of December 31, 2013, $116.3 million of our deferred tax assets represents federal and state net operating loss carryforwards, of which $70.5 million is generally subject to an annual deduction limitation of approximately $85,000 or deemed unusable and the tax-effected amount thereof is fully reserved by the Company in its valuation allowance. The remaining $45.8 million of such net operating loss carryforwards is not currently subject to limitations. However, a change in ownership under Section 382, which may occur in the future, would place additional limitations on our ability to use built-in losses and net operating loss carryforwards that are not currently subject to limitations. See "Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous "ownership changes" as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future" in Item 1A of Part I of this Annual Report on Form 10-K.

        See Note 14 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our income taxes.

  Discontinued Operations

        We report the operating results of our retained and operated amenities that are classified as assets held for sale as discontinued operations on our consolidated balance sheets and their respective results of operations, including any gain (loss) on sale, in discontinued operations in our consolidated statements of operations. During the year ended December 31, 2012, we sold (i) a sports amenity club for $5.5 million (excluding closing costs) and recorded a pretax profit of $2.3 million and (ii) a sports amenity club for $5.9 million and recorded a pretax profit of $2.0 million. Other than these two dispositions, our 2013 and 2012 activity pertaining to discontinued operations was nominal. See Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our discontinued operations. As of December 31, 2013 and 2012, we did not have any amenities assets held for sale that would be reported on the consolidated balance sheets as discontinued operations. As part of our ongoing operating strategy, we will continue to execute on specific exit plans related to our amenities assets, which may include a sale to the related community homeowners' association or a third-party as such communities and their related amenities mature.

  Preferred Stock Dividends

        As it pertains to our preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been characterized as a preferred stock dividend in our consolidated statements of operations and deducted from net income to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings (loss) per share. The preferred stock dividend related to the retirement of our Series A preferred stock did not have an impact on our total equity because the liquidating dividend reduced additional paid-in capital by the same amount as the common stock issued in exchange for the Series A preferred stock.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

  Homebuilding

	Years Ended December 31,
	2012	2011
	($ in thousands)
Homebuilding revenues	$146,926	$57,101
Homes delivered	139,551	41,671
Land and home sites	7,375	15,430
Homebuilding gross margin	46,140	6,088
Homebuilding gross margin percentage	31.4%	10.7%
Homes delivered (units)	352	128
Average selling price per home delivered	$396	$326
New orders for homes (units)(1)	453	245
Contract values of new orders(1)	$184,381	$95,837
Average selling price per new order(1)	407	391
Cancellation rate(2)	3.0%	2.8%
Backlog (units)(3)	255	154
Backlog contract values(3)	$114,063	$69,102
Average selling price in backlog(3)	447	449
Active selling neighborhoods at year-end	20	17

(1)
New orders represent orders for homes including the amount (in units) and contract values, net of any cancellations, occurring during the reporting year.

(2)
Represents the number of orders canceled during such year divided by the number of gross orders executed during such year (excludes cancellations and gross orders related to customer home site transfers).

(3)
Backlog only includes orders for homes at the end of the reporting year that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

        Total homebuilding revenues during the year ended December 31, 2012 were $146.9 million, an increase of $89.8 million, or 157.3%, from $57.1 million during the year ended December 31, 2011. The increase in homebuilding revenues was primarily due to a 224-unit, or 175.0%, increase in homes delivered and a 21.5% increase in the average selling price of homes delivered. The improvement in revenues from home deliveries was partially offset by an $8.1 million decrease in land and home site sales revenues during 2012, primarily due to a decline in the sales of parcels that we deemed non-core to our operations, as a substantial portion of such parcels had been previously been sold off.

        Homebuilding gross margin during the year ended December 31, 2012 was $46.1 million, an increase of $40.0 million, from $6.1 million during the year ended December 31, 2011. Homebuilding gross margin as a percentage of revenue increased to 31.4% during 2012 from 10.7% during 2011. The significant improvement in gross margin is primarily due to more deliveries from communities with higher average selling prices and lower relative book values, the increase in the number of deliveries as we continued to open additional neighborhoods that more efficiently leveraged our homebuilding overhead, and our land and home site sales generating $2.2 million of gross margin during the year ended December 31, 2012, compared to a loss of $2.2 million, excluding impairment charges, during the year ended December 31, 2011.

        Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the years ended December 31, 2012 and 2011 were positively impacted by the low book value of our land, which was reset to fair value in September 2009 in conjunction with our restructuring and in accordance with fresh start accounting requirements. During 2012 and 2011, all of our home deliveries were generated from communities that we owned in September 2009. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percentage of homes delivered revenues of 13.1% and 16.0% during the years ended December 31, 2012 and 2011, respectively. We expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

        As of December 31, 2012, we owned approximately 6,500 home sites that benefit from being reset to fair value in September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then current market prices, we anticipate that the positive impact of our low book value land on our homebuilding gross margin will begin to decline. The low carrying value of our land is also a significant driver of our gross margin from homes delivered of 31.5% and 20.0% during the years ended December 31, 2012 and 2011, respectively.

        We delivered 352 homes during the year ended December 31, 2012, an increase of 224 units, or 175.0%, from 128 homes delivered during the year ended December 31, 2011. The increase in deliveries during 2012 was primarily due to a 156-unit, or 140.5%, increase in deliveries in communities where we had deliveries in the prior year and 85 deliveries in four communities that had their first deliveries during 2012, partially offset by deliveries within a few close-out communities during 2011. The average selling price per home delivered during the year ended December 31, 2012 was $396,000, an increase of $70,000, or 21.5%, from $326,000 during the year ended December 31, 2011. The increase in average selling price was primarily due to a greater mix of deliveries from our communities that target primary move-up and second home buyers, which generally have homes with higher average selling prices.

        New orders during the year ended December 31, 2012 were 453 homes, an increase of 208 homes, or 84.9%, from 245 homes during the year ended December 31, 2011. The increase was primarily due to an improvement in the overall housing market, the opening of two new communities, more active selling neighborhoods within existing communities and a full year of sales activity in 2012 for communities that opened for sale during 2011. During 2012, we averaged 1.9 monthly new orders per active selling neighborhood, compared to 1.6 monthly new orders per active selling neighborhood during 2011. Contract values of new orders during the year ended December 31, 2012 were $184.4 million, an increase of $88.6 million, or 92.5%, from $95.8 million during the year ended December 31, 2011, primarily due to the 208-unit, or 84.9%, increase in new orders along with an improvement in average selling price of new orders to $407,000 during 2012 from $391,000 during 2011.

        We had 255 units in backlog as of December 31, 2012, an increase of 101 units, or 65.6%, from 154 units as of December 31, 2011, primarily due to an overall improvement in the housing market as evidenced by our increase in new orders and additional active selling neighborhoods. The backlog contract value as of December 31, 2012 was $114.1 million, an increase of $45.0 million, or 65.1%, from $69.1 million as of December 31, 2011, due to the 101-unit increase in new orders. While we experienced overall price appreciation on our 2012 new orders activity, the 2012 year-end backlog consisted of a greater mix of multi-family homes that were lower-priced, which resulted in the average selling price in backlog being flat year-over-year.

  Real Estate Services

	Years Ended December 31,
	2012	2011
	($ in thousands)
Real estate services revenues	$73,070	$68,185
Real estate brokerage	69,772	65,560
Title services	3,298	2,625
Real estate services gross margin	1,395	(24)
Real estate services gross margin percentage	1.9%	—%
Real estate brokerage closed home sales transactions	9,070	9,177
Real estate brokerage average home sale selling price	$246	$230
Title services closing transactions	2,395	1,863

        Real estate services revenues during the year ended December 31, 2012 were $73.1 million, an increase of $4.9 million, or 7.2%, from $68.2 million during the year ended December 31, 2011. The $4.9 million increase consisted of increases in real estate brokerage and title services of $4.2 million, or 6.4%, and $0.7 million, or 25.6%, respectively. The real estate brokerage improvement resulted from a 7.0% increase in average home sale selling price on closed home sale transactions, partially offset by a 1.1% decline in closed home sale transactions. Title services revenues increased due to a 28.6% increase in the number of closing transactions primarily related to an increase in our new home deliveries and improved capture of company-owned real estate brokerage transactions during 2012. In addition to our new home deliveries and company-owned real estate brokerage transactions, title revenues are generated from third-party home sale and refinance transactions.

        Real estate services gross margin during the year ended December 31, 2012 was $1.4 million, compared to a loss of $24,000 during the year ended December 31, 2011. This improvement was primarily due to higher average selling prices generating additional real estate brokerage revenues during 2012. After payment of commissions to our independent real estate agents and other variable costs, revenues exceeded our fixed occupancy and overhead costs to a greater extent in 2012 than in 2011. Real estate brokerage commissions and other variable costs were flat year-over-year at 73.3% of revenues. The increase in title services gross margin primarily related to the growth in closing transactions as our overhead costs were consistent during 2011 and 2012.

  Amenities

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenues	$21,012	$18,986
Amenities gross margin	(3,242)	(3,524)

        Total amenities revenues during the year ended December 31, 2012 were $21.0 million, an increase of $2.0 million, or 10.7% from $19.0 million during the year ended December 31, 2011. Membership and marina slip sales revenues were $1.2 million during 2012, compared to $0.4 million during 2011, an increase of $0.8 million. The total number of memberships sold was flat year-over-year; however, a greater mix of higher-priced equity memberships and marina slips were sold during 2012. The sale of more equity memberships and marina slips, where revenue is fully recognized, compared to nonequity memberships which amortize revenue over a 20-year period, was the primary driver of the increase in membership revenues. Fewer sales incentives also contributed to the increase. As a result of a 7% increase in our membership base and increases in annual membership dues pricing at several of our larger clubs, we generated $9.0 million of membership dues during the year ended December 31, 2012, compared to $8.1 million during the year ended December 31, 2011, an increase of $0.9 million. Club operating revenue also increased to $10.8 million during 2012, compared to $10.5 million during 2011, an increase of $0.3 million.

        Due to the impact of the recent national recession on the real estate, golf and marina markets along with many of our amenities operating in the early-to-middle stage of their life cycles, our amenities are currently generating operating losses. Total amenities gross margin during the year ended December 31, 2012 was $(3.2) million, a $0.3 million, or 8.0%, improvement compared to the year ended December 31, 2011, primarily due to the incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs. Variable expenses, such as merchandise and food and beverage cost of sales, were consistent year-over-year as a percent of revenues.

  Impairments

        During the year ended December 31, 2012, we did not record any impairments on our real estate inventories or long-lived assets because (i) those assets meeting the criteria as held for sale had fair values in excess of their carrying values and (ii) those assets classified as held and used had undiscounted cash flows in excess of their carrying values.

        During the year ended December 31, 2011, we recorded $11.4 million of impairments on non-core assets, which included six land parcels and three amenities assets, resulting in an aggregate fair value after impairment charges of $17.6 million. As of December 31, 2011, the non-core assets for which we recorded impairment charges met the criteria as held for sale. The six land parcels included two properties outside of Florida, where we had previously ceased operations, along with four parcels in Florida entitled for high-rise development. The three amenities assets were marina operations in Florida. As part of the marketing process for these non-core assets, we evaluated: (i) projected cash flows; (ii) our brokers' opinions of value; (iii) recent legitimate offers received; (iv) sales prices for land and amenities in recent comparable sales transactions; and (v) other asset specific qualitative and quantitative factors, if available. Based on these factors, we determined that the carrying values established during our application of fresh start accounting in September 2009 were in excess of their fair values and, therefore, we recorded impairment charges to record those assets at their estimated fair values.

        During the year ended December 31, 2011, there were no impairments recorded on assets classified as held and used because their estimated undiscounted cash flows were in excess of their carrying values. While substantially all our properties are located within Florida, the difference in intended uses of these properties was the primary driver in determining whether we would hold them for future development or market them for sale. Based on our marketing of these properties, we believe that high-rise parcels, outside of southeast Florida, and marina operations values have yet to recover from the recent downturn. However, the homebuilding assets that we retained for future development, which were reset to fair value in September 2009, have increased in value as evidenced by our adjusted gross margin from homes delivered as a percentage of revenues from homes delivered of 33.2% during the year ended December 31, 2012.

        In addition, during our impairment analysis performed as of December 31, 2012, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its $2.2 million carrying value, which could potentially lead to a future impairment charge. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or to sell them at current market prices. If we choose to market any of our assets for sale, this may potentially lead to the recording of impairment charges on those assets.

        See Note 5 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion of our asset impairments.

  Other Income

        During the years ended December 31, 2012 and 2011, other income was $7.5 million and $2.3 million, respectively. Other income during 2012 included $3.2 million of net recoveries on various settlements, $1.1 million from sales of prepaid impact fees credits, $1.0 million from the return of escrow funds related to a legal reserve, $0.8 million of interest income, $0.7 million from gains on sales of property and equipment and $0.7 million of other miscellaneous items. Other income during 2011 included a $2.7 million legal settlement, $0.5 million related to the reversal of a sales tax audit reserve, $0.4 million of income from our joint ventures and $0.5 million of other miscellaneous items, partially offset by $1.8 million of additional legal reserves recorded in 2011.

  Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses were $32.1 million during the year ended December 31, 2012, an increase of $1.2 million, or 3.9%, from $30.9 million during the year ended December 31, 2011. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $6.0 million, or 81.1%, to $13.4 million during 2012, compared to $7.4 million during 2011. This increase was due to the opening of additional communities and neighborhoods during 2012. The additional sales and marketing expenses were partially offset by a $5.0 million reduction in real estate taxes and homeowners' association deficit funding expenses from $6.9 million during the year ended December 31, 2011 to $1.9 million during the year ended December 31, 2012, as the result of a greater portion of such costs being capitalized in 2012 when compared to 2011. As a percent of homebuilding revenues, SG&A expenses declined to 21.9% during 2012 from 54.1% during 2011. If our revenues continue to grow as we anticipate, we expect that our SG&A expenses as a percent of homebuilding revenues will also continue to decline.

  Interest Expense

        Interest expense is comprised of interest incurred but not capitalized on our debt. Interest expense was $7.0 million during the year ended December 31, 2012, a decrease of $10.0 million, or 58.8%, from $17.0 million during the year ended December 31, 2011. The decrease was primarily related to a greater portion of our interest being capitalized due to increased community development spending during 2012. Increased sales activity resulting from the improving housing market led us to accelerate the development of home sites for future homebuilding operations.

  Expenses Related to Early Repayment of Debt

        During June 2012, we prepaid our senior subordinated secured term loan, which had an outstanding balance of $162.4 million, with the net proceeds from the issuance of the 2017 Notes and $50.0 million in common stock issued to certain of our existing shareholders or their affiliates in an equity rights offering. As a result of these transactions, we wrote-off $17.0 million of unamortized debt discount and deferred financing costs associated with our senior subordinated secured term loan, which were recorded as expenses related to early repayment of debt during the year ended December 31, 2012. See Notes 12 and 16 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our debt obligations and equity rights offering, respectively.

  Income Taxes

        The income tax benefit from continuing operations was $52.2 million during the year ended December 31, 2012, compared to $6.1 million during the year ended December 31, 2011.

        During 2008 and 2009, we recorded reserves related to unrecognized income tax benefits and a related income tax receivable for positions taken on our federal income tax returns. We had substantial authority for the tax positions claimed on the tax returns and the related net operating loss carrybacks but we did not believe that those positions rose to the "more-likely-than-not" threshold for purposes of financial statement recognition. During the year ended December 31, 2012, we successfully completed an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years and, as a result thereof, we recognized a related tax benefit of $50.5 million associated with the underlying tax positions during such year. Additionally, the income tax benefits from continuing operations during the years ended December 31, 2012 and 2011 were offset by income tax expense of $1.8 million and $1.3 million, respectively, related to our discontinued operations. See Note 14 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our income taxes.

  Discontinued Operations

        We report the operating results of our retained and operated amenities that are classified as assets held for sale as discontinued operations on our consolidated balance sheets and their respective results of operations, including any gain (loss) on sale, in discontinued operations in our consolidated statements of operations. During the year ended December 31, 2012, we sold (i) a sports amenity club for $5.5 million (excluding closing costs) and recorded a pretax profit of $2.3 million and (ii) a sports amenity club for $5.9 million and recorded a pretax profit of $2.0 million. During the year ended December 31, 2011, we sold (i) our 51% investment in a golf amenity club for $11.0 million (excluding closing costs) and recorded a pretax gain of $0.81 million and (ii) a golf amenity club for $4.8 million (excluding closing costs) and recorded a pretax gain of $0.03 million. Other than these dispositions, our 2012 and 2011 activity pertaining to discontinued operations was not considered material to our consolidated operations and cash flows. See Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our discontinued operations.

Liquidity and Capital Resources

  Overview

        We rely on our ability to finance our operations by generating cash flows, accessing the debt and equity capital markets and independently obtaining letters of credit and surety bonds to finance our projects and provide financial guarantees. Our principal uses of capital are for home construction, land acquisition and development and operating expenses. Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, sales of amenities memberships and related annual dues and club operations. We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

        Cash flows for each of our communities depend on their stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes because the cash outflow associated with home and land construction was previously incurred.

        We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. As a result, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the year ended December 31, 2013, we generated cash by delivering 493 homes, and spent $70.7 million to purchase approximately 1,900 home sites, invested $24.4 million on land development and started construction of 564 homes. During the year ended December 31, 2012, we generated cash by delivering 352 homes, and spent $3.0 million to purchase 22 home sites, invested $14.9 million on land development and started construction of 509 homes. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend more, on land development, as we expect to purchase more undeveloped land and partially finished home sites.

        We exercise strict controls, including those related to cash outlays for land and inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are ultimately approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment. As of December 31, 2013, we had $213.4 million of cash and cash equivalents, excluding restricted cash, a $132.3 million increase from December 31, 2012, primarily as a result of the debt and equity transactions described below and cash flow from home deliveries, partially offset by $70.7 million in land acquisition spending, along with land development and home construction spending. We intend to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

        We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from continuing operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes. Our primary sources of liquidity for operations during the years ended December 31, 2013 and 2012 have been cash flow from operations, the sale of non-core assets and both debt and equity financing. Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, repurchase or refinance all or a portion of our existing indebtedness and/or access the debt and equity capital markets.

  Initial Public Offering and New Debt Obligations

        During the year ended December 31, 2013, we accessed the equity and debt capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth. On July 30, 2013, we completed our Initial Public Offering and issued 6,819,091 shares of common stock at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us. The shares trade on the New York Stock Exchange under the ticker symbol "WCIC." On August 7, 2013, we completed the Notes Offering. The net proceeds from the Notes Offering were $195.5 million after deducting fees and expenses payable by us. We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of the 2017 Notes, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. Additionally, on August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. As of February 27, 2014, there were no amounts drawn on the new revolving credit facility or any limitations on our borrowing capacity, leaving the full amount available to us on such date. We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction. For a more detailed discussion of our Initial Public Offering and debt obligations, see Notes 1 and 12, respectively, to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

        After giving effect to these recent capital market transactions and based on our current operations and anticipated growth, we believe that we can meet our cash requirements for the year ending December 31, 2014 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities. See "Risk Factors—Risks Related to Our Indebtedness—We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth" in Item 1A of Part I of this Annual Report on Form 10-K.

        We intend to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the capital markets as they become available.

  Stonegate Loan

        During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the "WCI Parties") entered into a five-year $10.0 million senior loan with Stonegate Bank (the "Stonegate Loan") secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center in Fort Myers, Florida. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Pelican Preserve Town Center.

        During its initial 36 months, the loan is structured as a revolving credit facility with interest paid quarterly at a variable rate per annum equal to the bank's prime rate, as published in the Wall Street Journal, plus 100 basis points, subject to a minimum interest rate floor of 4.0%. During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly at a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term of five years, plus 300 basis points, subject to a minimum interest rate floor of 5.0%. During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time. Each outstanding letter of credit will reduce the availability under the revolving credit facility dollar for dollar and the WCI Parties will pay 0.75% of the face amount of each letter of credit and customary issuance and renewal fees associated with letters of credit. The loan matures in February 2018.

        As of February 27, 2014, there were no amounts drawn on the Stonegate Loan; however, $2.0 million of outstanding letters of credit on such date limited the borrowing capacity thereunder to $8.0 million.

  Letters of Credit and Surety Bonds

        We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations,

escrow agreements, financial guarantees and other arrangements. As of December 31, 2013, we had $3.8 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $15.9 million as of December 31, 2013, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations. Information about risk factors that have the potential to affect us is contained under the caption "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K.

  Cash Flows

        The table below summarizes our cash flows as reported in our audited consolidated statements of cash flows in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Sources (uses) of cash and cash equivalents:
Net cash provided by (used in) operating activities	$(22,581)	$22,014	$(19,721)
Net cash provided by (used in) investing activities	(1,977)	11,605	13,999
Net cash provided by (used in) financing activities	156,816	4,125	(3,097)

Net increase (decrease) in cash and cash equivalents	132,258	37,744	(8,819)
Cash and cash equivalents at the beginning of the year	81,094	43,350	52,169

Cash and cash equivalents at the end of the year	$213,352	$81,094	$43,350

        During the year ended December 31, 2013, net cash used in operating activities was $22.6 million, compared to net cash provided by operating activities of $22.0 million during the year ended December 31, 2012. The $44.6 million increase in cash used in operating activities during 2013 was primarily due to a $75.1 million year-over-year net increase in real estate inventories spending, including $70.7 million for land acquisition and $24.4 million for land development, which was partially offset by (i) a $10.4 million improvement in net income after giving effect to certain non-cash adjustments; (ii) receipt of a $16.8 million federal income tax refund; and (iii) a $2.6 million favorable change in other assets and liabilities.

        During the year ended December 31, 2011, net cash used in operating activities was $19.7 million. The improvement of $41.7 million in net cash provided by operating activities during the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a $50.1 million improvement in our loss from continuing operations before income taxes.

        Net cash used in investing activities during the year ended December 31, 2013 was $2.0 million, compared to net cash provided by investing activities of $11.6 million and $14.0 million during the years ended December 31, 2012 and 2011, respectively. During 2013, we had $2.6 million of additions to property and equipment, which was partially offset by a $0.6 million distribution of capital from our unconsolidated joint venture. During 2012, we received; (i) $10.1 million in proceeds from the sales of discontinued operations as we continued to divest our legacy non-core amenities assets; (ii) a $1.9 million distribution of capital from our unconsolidated joint venture; and (iii) $0.7 million of proceeds from sales of property and equipment. These items were partially offset by $1.1 million of additions to property and equipment in 2012. During 2011, we received $15.3 million in proceeds from the sales of discontinued operations, which was partially offset by $1.3 million of additions to property and equipment.

        Net cash provided by financing activities was $156.8 million and $4.1 million during the years ended December 31, 2013 and 2012, respectively, compared to net cash used in financing activities of $3.1 million during the year ended December 31, 2011. Net cash provided by financing activities during 2013 consisted of the proceeds from our issuance of the 2021 Notes ($200.0 million in aggregate principal amount) and 6,819,091 shares of common stock during our Initial Public Offering (net proceeds of $90.3 million after deducting underwriting discounts and offering expenses payable by us). Those items were partially offset by: (i) the repayment of the 2017 Notes ($126.3 million); (ii) $5.7 million of debt issuance costs related to the 2021 Notes, our new senior unsecured revolving credit facility and the Stonegate Loan; (iii) payments of $0.8 million on community development district obligations; and (iv) a $0.7 million payment that we made in April 2013 to purchase the one outstanding share of our Series B preferred stock. Net cash provided by financing activities during 2012 primarily consisted of the proceeds from (i) the issuance of the 2017 Notes in the aggregate principal amount of $125.0 million, net of a $2.5 million discount, and $50.0 million of our common stock, net of $1.7 million of issuance costs, and (ii) the exercise of $0.5 million in stock options. Those items were partially offset by: (i) the repayment of $162.4 million on our senior subordinated secured term loan; (ii) payments of $3.5 million of debt issuance costs; and (iii) payments of $1.2 million on community development district obligations. Net cash used in financing activities during 2011 primarily related to distributions of $2.2 million to noncontrolling interests in our joint ventures and payments of $0.7 million on community development district obligations.

Off-Balance Sheet Arrangements and Contractual Obligations

        We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are used to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial condition. Should we fail to make required contributions, if any, we may lose some or all of our interest in such partnerships or joint ventures.

        In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2013, we had aggregate purchase and option contracts of approximately $29.2 million, which controlled approximately 700 planned home sites. As of such date, we made non-refundable deposits aggregating $0.6 million for those contracts.

        Our utilization of land option contracts is dependent on, among other things, the availability and willingness of sellers to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned home sites, general housing market conditions and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets.

        As of December 31, 2013, contractual obligations for the next five years and thereafter, including principal and interest on our debt obligations, are summarized in the table below. We excluded $7.3 million of community development district obligations from the table because of the uncertainty of the amounts that will ultimately be paid by us and the timing of any such payments. For a detailed description of such obligations, see below and Note 10 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

	Payments Due During the Periods Indicated
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Totals
	(in thousands)
Operating leases(1)	$5,147	$6,239	$1,452	$245	$13,083
Capital leases	210	442	226	—	878
Senior Notes due 2021(2)	13,750	27,500	27,500	241,250	310,000
Land purchase obligations(3)	18,572	6,334	—	—	24,906

Totals	$37,679	$40,515	$29,178	$241,495	$348,867

(1)
For a detailed description of our operating leases, see Note 15 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)
As of December 31, 2013, our 6.875% Senior Notes due 2021 represented our only outstanding long-term debt obligation. Contractual interest and principal payments over the term of such debt arrangement are included in the above table. For a detailed description of our 6.875% Senior Notes due 2021, see Note 12 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(3)
The amount in the above table represents the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, as of December 31, 2013. We expect to close on all such land purchase obligations during 2014 and 2016.

        As of December 31, 2013, we had no outstanding borrowings under our variable-rate debt arrangements. Moreover, as of such date, we did not have any off-balance sheet arrangements, other than the letters of credit and surety bonds discussed in Note 15 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

Community Development District ("CDD") Obligations

        In connection with the development of certain of our communities, community development or improvement districts may use bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, at or near those communities. We utilize two primary types of bonds issued by the district, type "A" and "B," which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The "A" bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the "B" bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and the district has a lien on each parcel at the time the district adopts its fees and assessments for the applicable fiscal year. If the owner of the parcel does not pay this obligation, the district can foreclose on the lien. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited. The total amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities was $33.0 million and $35.2 million as of December 31, 2013 and 2012, respectively. Bond obligations as of December 31, 2013 have maturity dates ranging from 2014 to 2034. As of December 31, 2013 and 2012, we have recorded $7.3 million and $9.7 million, respectively, net of debt discounts of $1.4 million and $2.3 million, respectively, which represents the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities. For a detailed description of our community development district obligations, see Note 10 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

        During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Therefore, we are both an owner of property subject to a CDD obligation, as well as the holder of the related CDD bonds. In accordance with Accounting Standards Codification Subtopic 405-20, Extinguishments of Liabilities, we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations. As a result, $23.6 million of the $24.0 million existing CDD obligation, which relates to the property owned by us, is not recorded as a CDD obligation on our consolidated balance sheet at December 31, 2013. We intend to reissue and sell, all or a portion of, the $24.0 million of CDD bonds in the future and will record our proportionate share of the related CDD obligation at that time.

Inflation and Mortgage Interest Rates

        We and the homebuilding industry may be adversely affected by inflation, primarily as it relates to increased costs to finance our land acquisitions, make land improvements, purchase raw materials and pay subcontractor labor. If we are unable to recover these increased costs through higher selling prices to homebuyers, our gross margins could be adversely impacted. Because the selling prices of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in the costs of raw materials and labor costs greater than those anticipated may result in lower gross margins. Over the past three years, the impact of inflation has not been material to our results of operations.

        Increases in home mortgage interest rates may also make it more difficult for our buyers to qualify for home mortgage loans, potentially decreasing our home sales.

Seasonality

        We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our Homebuilding segment. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our revenues, income (loss) and cash flows. Accordingly, our revenues may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements.

        As a result of seasonal activity, our results of operations during any given quarter are not necessarily representative of the results that we expect for the full calendar year or subsequent quarterly reporting periods. We expect this seasonal pattern to continue, although it may be affected by economic conditions in the homebuilding industry.

        In contrast to our typical seasonal results, weakness in U.S. homebuilding market conditions during recent years has mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur. See "Risk Factors—Risks Related to Our Business—Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors" in Item 1A of Part I of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

        A comprehensive enumeration of our significant accounting policies is presented in Note 2 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Our discussion and analysis of the financial condition and results of operations of the Company are based on its consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making determinations about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an ongoing basis and makes changes and modifications as deemed necessary. Actual results could significantly differ from those estimates and judgments if conditions in the future are different than initially anticipated. Moreover, using different assumptions, projections and forecasts in our critical accounting estimates could have a material impact on our consolidated financial statements. We consider the critical accounting policies described below to be those that require management to make significant estimates and judgments when preparing the Company's consolidated financial statements.

  Real Estate Inventories and Capitalized Interest

        Real estate inventories consist of land and land improvements, homes under construction or completed and investments in amenities. Total land and common development costs are apportioned to each home, lot, amenity or parcel using the relative sales value method, while site-specific development costs are allocated directly to the benefited land. Investments in amenities include costs associated with the construction of clubhouses, golf courses, marinas, tennis courts and various other recreational facilities, which we intend to recover through equity membership and marina slip sales.

        All of our real estate inventories are reviewed for recoverability on a quarterly basis, as our inventory is considered "long-lived" in accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment ("ASC 360"). Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Each community or land parcel is evaluated individually. For those assets deemed to be impaired, the recognized impairment is measured as the amount by which the assets' carrying amount exceeds their fair value. Further discussion of asset impairments is included in Note 5 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

        We construct amenities in conjunction with the development of certain planned communities and account for the related costs in accordance with ASC 330, Inventories. Our amenities are transferred to common interest realty associations ("CIRAs"), sold as equity membership clubs, sold separately or retained and operated by us. The cost of amenities conveyed to a CIRA is classified as a common cost of the community and included in real estate inventories. This cost is allocated to cost of sales on the basis of the relative sales value of the homes sold. The cost of amenities sold as equity membership clubs is included in real estate inventories, classified as investments in amenities (Note 3 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K). Costs of amenities retained and operated by us are accounted for as property and equipment.

        In accordance with ASC 835, Interest, interest incurred relating to land under development and construction of homes is capitalized to real estate inventories during the active development period. For homes under construction, we include the underlying developed land costs and in-process homebuilding costs in our determination of capitalized interest. Capitalization ceases upon substantial completion of a home, with the related capitalized interest being charged to cost of sales when the home is delivered.

        Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by us. Interest capitalized to real estate inventories is charged to cost of sales as related homes, home sites, amenity memberships and parcels are delivered. Interest capitalized to property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets.

  Property and Equipment, net

        Included in our property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs or changes in use, indicate that their carrying values may be impaired, an impairment analysis is performed in accordance with ASC 360. Our analysis consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties, including, among other things, demand for golf memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment charge is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analyses. There were no impairment charges recorded during the years ended December 31, 2013, 2012 and 2011 related to property and equipment.

  Goodwill

        Goodwill represents the excess of the estimated fair value of a business over its identifiable tangible and intangible net assets. ASC 350, Intangibles—Goodwill and Other ("ASC 350"), provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Pursuant to the provisions of ASC 350, goodwill is tested for impairment, at a minimum, once a year. Evaluating goodwill for impairment is a two-step process that involves the determination of the fair value and the carrying value of our reporting units that have goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by our management on a regular basis. All of our goodwill is related to reporting units included in our Real Estate Services reportable segment.

        During September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which amended the guidance in ASC 350. Pursuant to the provisions of ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of a reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be "more-likely-than-not" less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. We adopted ASU 2011-08 during the year ended December 31, 2012; however, it did not have a material impact on our consolidated financial statements or goodwill impairment testing.

        Inherent in the determination of the fair value of a reporting unit are certain estimates and judgments, including the interpretation of current economic indicators and market valuations, as well as our strategic plans with regard to our operations. We typically use a revenue or income approach to determine the estimated fair value of our reporting units when performing our goodwill impairment test. The income approach establishes fair value by methods that discount or capitalize revenues, earnings and/or cash flows using a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risks of the relative investment. If the estimated fair value of a reporting unit is less than its carrying value, then the second step of the goodwill impairment test is performed to measure the amount of the impairment charge, if any. The impairment charge is determined by comparing the implied fair value of the reporting unit's goodwill to the corresponding carrying value. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

        We review goodwill annually (or whenever qualitative indicators of impairment exist) for impairment. There were no goodwill impairment charges recorded during the years ended December 31, 2013, 2012 and 2011.

  Warranty Reserves

        We generally provide our single- and multi-family homebuyers with a limited one to three-year warranty, respectively, for all material and labor and a 10-year warranty for certain structural defects. Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home delivered. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for all unexpired warranty obligation periods. Our warranty reserves are based on historical warranty cost experience and are adjusted, as appropriate, to reflect qualitative risks associated with the homes constructed. Our actual costs and expenditures under our various warranty programs could significantly differ from the estimates used to estimate the warranty reserves recorded in the Company's consolidated balance sheets (Note 11 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

  Revenue and Profit Recognition

        Homebuilding revenues and related profits are recognized in accordance with ASC 360 at the time of delivery under the full accrual method for single- and multi-family homes. Under the full accrual method, revenues and related profits are recognized when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met and the related sold inventory is classified as completed inventory.

        Real estate services revenues, which include real estate brokerage and title services operations, are recognized upon the closing of a sales contract.

        Revenues from amenity operations include the sale of equity memberships and marina slips, nonequity memberships, billed membership dues and fees for services provided. Equity memberships entitle buyers to a future ownership interest in the amenity facility upon turnover of the club to the membership in addition to the right to use the facilities in accordance with the terms of the membership agreement. Nonequity memberships only entitle buyers with the right to use the amenity facilities in accordance with the terms of the membership agreement. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the deposit or cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based on changes in circumstances. If we can demonstrate that it is likely that we will recover proceeds in excess of the remaining carrying value and no material contingencies exist, such as a developer rescission clause, the full accrual method is then applied. Nonrefundable nonequity memberships entitle buyers to the right to use the respective amenity facility over its useful life and are sold separately from homes within our communities. Nonequity membership initiation fees are deferred and amortized to amenities revenues over 20 years, representing the membership period, which is based on the estimated average depreciable life of the amenities facilities. This treatment most closely matches revenues with the expenses of operating the club over the membership period. Both equity and nonequity memberships require members to pay membership dues that are billed in advance on either an annual or quarterly basis and are recorded as deferred revenue and then recognized as revenues ratably over the term of the membership period. Revenues for services are recorded when the service is provided.

        Revenues and related profits from land sales, which are included in homebuilding revenues in the Company's consolidated statements of operations, are recognized at the time of closing. Revenues and related profits are recognized in full when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. The deferred income is recognized when our involvement is completed.

        Sales incentives, such as reductions in listed sales prices of homes, golf club memberships and marina slips, are treated as a reduction of revenues. Sales incentives, such as free products or services, are classified as cost of sales.

  Home Cost of Sales

        Cost of home deliveries includes direct home construction costs, land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, closing costs, development period interest and common costs. We use the specific identification method for the purpose of accumulating home construction costs. Land acquisition and land development costs are allocated to each lot within a subdivision based on the relative fair value of the lots prior to home construction. We recognize all home cost of sales when a home is delivered on a house-by-house basis.

  Real Estate Brokerage Cost of Sales

        Real estate brokerage revenues primarily consist of the gross commission income that we receive on real estate transactions for which we acted as the broker. We pay a portion of the commission received to the independent real estate agents that work with our real estate brokerage operations. These commissions are a direct cost of real estate brokerage revenues and are included in real estate services cost of sales in the Company's consolidated statements of operations.

  Income Taxes

        We account for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled. Changes in tax rates are recognized in earnings in the period in which the changes are enacted.

        ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a "more-likely-than-not" standard. A valuation allowance must be established when it is more-likely-than-not that some or all of a company's deferred tax assets will not be realized. We assess our deferred tax assets on a quarterly basis to determine if valuation allowances are required. When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence, including, among other things, whether the Company is in a cumulative loss position, projected future taxable income by taxing jurisdiction, statutory limitations on the Company's tax carryforwards and credits, tax planning strategies, recent financial operations, scheduled reversals of deferred tax liabilities, and the macroeconomic environment and the homebuilding industry. If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance will be recorded though the provision for income taxes.

        Significant judgment is applied in assessing whether deferred tax assets will be realized in the future. Ultimately, such realization depends on the existence of sufficient taxable income in the appropriate taxing jurisdiction in either the carryback or carryforward periods under existing tax laws. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In that circumstance our valuation assessment emphasizes, among other things, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with net operating loss and tax credit carryforwards being used before their expiration and, if necessary, tax planning alternatives. Our assessment of the need for a deferred tax asset valuation allowance also includes assessing the likely future tax consequences of events that have been recognized in the Company's consolidated financial statements and its tax returns. Changes in existing tax laws or rates could affect our actual tax results and future business results may affect the amount of the Company's deferred tax liabilities or the deferred tax asset valuation allowance. Our accounting for deferred tax assets represents our best estimate of future events. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, including carryforward period assumptions, actual results could differ from our estimates. Our assumptions require significant judgment because the homebuilding industry is cyclical and highly sensitive to changes in economic conditions. If the Company's future results of operations are less than projected or if the timing and jurisdiction of its future taxable income varies from our estimates, there may be insufficient objectively verifiable positive evidence to support a more-likely-than-not assessment of the Company's deferred tax assets and an increase to our valuation allowance may be required at that time for some or all of such deferred tax assets.

        ASC 740 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. ASC 740 requires an enterprise to recognize the financial statement effects of a tax position when it is "more-likely-than-not" (defined as a likelihood of more than 50%), based solely on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that its filing position is supportable, the benefit of that tax position is not recognized in the Company's consolidated financial statements and we are required to accrue potential interest and penalties until the uncertainty is resolved. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by us based on the individual facts and circumstances. Actual results could differ from our estimates. ASC 740 also provides guidance for income tax accounting regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Implications of Being an Emerging Growth Company

        We qualify as an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. Among other things, these provisions include:

  •
  a requirement to have less than five years of selected financial data;

  •
  an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act");

  •
  an exemption from new or revised financial accounting standards until they would apply to private companies and compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation;

  •
  reduced disclosure about the emerging growth company's executive compensation arrangements; and

  •
  no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements.

        The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to "opt out" of this provision. Therefore, we will timely comply with new or revised accounting standards when they are applicable to public companies. This decision to opt out of the extended transition period is irrevocable.

        We have elected to adopt the reduced disclosure requirements available to emerging growth companies, including only providing three years of selected financial data in Item 6 of Part II of this Annual Report on Form 10-K. As a result of these elections, the information that we provided in this Annual Report on Form 10-K may be different than the information that you may receive from other public companies. Additionally, it is possible that some investors will find our common stock less attractive as a result of our elections, which may cause a less active trading market for our common stock and more volatility in our stock price.

        We may take advantage of the provisions under the JOBS Act until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We may choose to take advantage of some but not all of these reduced burdens.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks related to fluctuations in interest rates on our outstanding variable-rate debt, including future borrowings, if any, under the Stonegate Loan and our new unsecured revolving credit facility. As of December 31, 2013, we had no borrowings outstanding under such revolving credit facilities. However, assuming that (i) the Stonegate Loan and our new unsecured revolving credit facility were to be fully drawn at December 31, 2013 (i.e., $10.0 million and $75.0 million, respectively) and (ii) no interest expense is capitalized, a hypothetical 100 basis point increase in interest rates on our variable-rate debt would increase our annual interest expense by approximately $850,000.

        For variable-rate debt, interest rate changes generally do not affect the fair value of the debt instrument but do impact future earnings and cash flows, assuming other factors are held constant. We did not use swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the year ended December 31, 2013. We have not entered into, and currently do not hold, derivatives for trading or speculative purposes.

        We have no principal debt maturities on our fixed-rate debt until the year ending December 31, 2021, at which time the entire $200.0 million outstanding balance under our 6.875% Senior Notes due 2021 will be due and payable. As of December 31, 2013, the estimated fair value and carrying amount of such indebtedness were $199.0 million and $200.0 million, respectively.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
WCI Communities, Inc.

        We have audited the accompanying consolidated balance sheets of WCI Communities, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI Communities, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
WCI Communities, Inc.

        We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2011, of WCI Communities, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of WCI Communities, Inc. and subsidiaries and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

West Palm Beach, Florida
April 18, 2013 (July 18, 2013 and July 22, 2013 as to the information included in the fifth and second paragraphs of Note 16, respectively)

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$213,352	$81,094
Restricted cash	8,911	10,875
Notes and accounts receivable	7,107	5,672
Real estate inventories	280,293	183,168
Property and equipment, net	24,479	24,313
Other assets	18,101	17,789
Income tax receivable	77	16,831
Deferred tax assets, net of valuation allowances	125,646	—
Goodwill	7,520	7,520

Total assets	$685,486	$347,262

Liabilities and Equity
Accounts payable and other liabilities	$54,920	$40,007
Customer deposits	20,702	15,921
Senior secured term notes	—	122,729
Senior notes	200,000	—

Total liabilities	275,622	178,657

WCI Communities, Inc. shareholders' equity:
Preferred stock, $0.01 par value; 15,000,000 and 20,000 shares authorized at December 31, 2013 and 2012, respectively;
Series A $0.01 par value; 0 shares issued and outstanding at December 31, 2013; 10,000 shares issued and outstanding at December 31, 2012	—	—
Series B $0.01 par value; 0 shares issued and outstanding at December 31, 2013; 1 share issued and outstanding at December 31, 2012	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,795,072 shares issued and 25,768,035 shares outstanding at December 31, 2013; 18,072,169 shares issued and 18,045,132 shares outstanding at December 31, 2012	258	181
Additional paid-in capital	298,530	203,833
Retained earnings (accumulated deficit)	108,984	(37,664)
Treasury stock, at cost, 27,037 shares at both December 31, 2013 and 2012	(196)	(196)

Total WCI Communities, Inc. shareholders' equity	407,576	166,154
Noncontrolling interests in consolidated joint ventures	2,288	2,451

Total equity	409,864	168,605

Total liabilities and equity	$685,486	$347,262

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Homebuilding	$214,016	$146,926	$57,101
Real estate services	80,096	73,070	68,185
Amenities	23,237	21,012	18,986

Total revenues	317,349	241,008	144,272

Cost of Sales
Homebuilding	149,768	100,786	51,013
Real estate services	76,972	71,675	68,209
Amenities	25,285	24,254	22,510
Asset impairments	—	—	11,422

Total cost of sales	252,025	196,715	153,154

Gross margin	65,324	44,293	(8,882)

Other income	(2,642)	(7,493)	(2,294)
Selling, general and administrative expenses	39,548	32,129	30,911
Interest expense	2,537	6,978	16,954
Expenses related to early repayment of debt	5,105	16,984	—

	44,548	48,598	45,571

Income (loss) from continuing operations before income taxes	20,776	(4,305)	(54,453)
Income tax benefit from continuing operations	125,709	52,233	6,140

Income (loss) from continuing operations	146,485	47,928	(48,313)
Income from discontinued operations, net of tax	—	118	1,477
Gain on sale of discontinued operations, net of tax	—	2,588	511

Net income (loss)	146,485	50,634	(46,325)
Net loss (income) from continuing operations attributable to noncontrolling interests	163	189	(68)
Net income from discontinued operations attributable to noncontrolling interests	—	—	(732)

Net income (loss) attributable to WCI Communities, Inc.	146,648	50,823	(47,125)
Preferred stock dividends	(19,680)	—	—

Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$126,968	$50,823	$(47,125)

Earnings (loss) per share attributable to common shareholders of WCI Communities, Inc.:
Basic
Continuing operations	$5.88	$3.33	$(4.90)
Discontinued operations	—	0.19	0.13

Earnings (loss) per share	$5.88	$3.52	$(4.77)

Diluted
Continuing operations	$5.86	$3.31	$(4.90)
Discontinued operations	—	0.19	0.13

Earnings (loss) per share	$5.86	$3.50	$(4.77)

Weighted average number of shares of common stock outstanding:
Basic	21,586	14,445	9,883

Diluted	21,680	14,515	9,883

Net income (loss) attributable to WCI Communities, Inc.:
Income (loss) from continuing operations	$146,648	$48,117	$(48,381)
Income from discontinued operations	—	2,706	1,256

Net income (loss) attributable to WCI Communities, Inc.	$146,648	$50,823	$(47,125)

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Retained Earnings (Accumulated Deficit)
							Additional Paid-in Capital		Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at January 1, 2011	10	$—	—	$—	9,866	$100	$153,641	$(41,362)	$(112)	$13,904	$126,171
Net income (loss)	—	—	—	—	—	—	—	(47,125)	—	800	(46,325)
Stock-based and other non-cash long-term incentive compensation expense	—	—	—	—	—	—	821	—	—	—	821
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	—	—	92	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,221)	(2,221)
Effect of deconsolidation for changes in the ownership of a previously consolidated entity	—	—	—	—	—	—	—	—	—	(9,843)	(9,843)

Balance at December 31, 2011	10	—	—	—	9,958	100	154,462	(88,487)	(155)	2,640	68,560
Net income (loss)	—	—	—	—	—	—	—	50,823	—	(189)	50,634
Stock-based and other non-cash long-term incentive compensation expense	—	—	—	—	—	—	705	—	—	—	705
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	—	—	111	1	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(41)	—	(41)
Exercise of stock options	—	—	—	—	80	1	486	—	—	—	487
Issuance of common stock	—	—	—	—	7,923	79	48,181	—	—	—	48,260

Balance at December 31, 2012	10	—	—	—	18,072	181	203,833	(37,664)	(196)	2,451	168,605
Net income (loss)	—	—	—	—	—	—	—	146,648	—	(163)	146,485
Stock-based and other non-cash long-term incentive compensation expense	—	—	—	—	—	—	5,217	—	—	—	5,217
Stock dividend paid to Series A preferred shareholders	—	—	—	—	904	9	(9)	—	—	—	—
Retirement of Series A preferred shares	(10)	—	—	—	—	—	—	—	—	—	—
Cash dividend paid to Series B preferred shareholder	—	—	—	—	—	—	(700)	—	—	—	(700)
Issuance of common stock	—	—	—	—	6,819	68	90,189	—	—	—	90,257

Balance at December 31, 2013	—	$—	—	$—	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$146,485	$50,634	$(46,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	627	400	200
Amortization of debt discounts	243	1,545	1,811
Expenses related to early repayment of debt	5,105	16,984	—
Non-cash addition to senior subordinated secured term loan for PIK interest	—	6,930	15,129
Non-cash change in unrecognized tax benefit	—	(50,498)	—
Depreciation	2,081	2,000	2,936
Provision for bad debts	263	286	262
Gain on sale of discontinued operations	—	(4,265)	(835)
(Gain) loss on sale of property and equipment	72	(718)	89
Reversal of deferred tax asset valuation allowances	(125,646)	—	—
Decrease in deferred income tax	—	—	(8,509)
Stock-based and other non-cash long-term incentive compensation expense	5,217	705	821
Asset impairments	—	—	11,422
Changes in assets and liabilities:
Restricted cash	1,964	9,935	(2,526)
Notes and accounts receivable	(1,698)	265	(1,236)
Real estate inventories	(98,511)	(23,452)	743
Other assets	2,360	1,123	2,243
Income tax receivable	16,754	(699)	2,223
Accounts payable and other liabilities	17,322	5,742	(5,436)
Customer deposits	4,781	5,097	7,267

Net cash provided by (used in) operating activities	(22,581)	22,014	(19,721)

Investing activities
Distributions of capital from an unconsolidated joint venture	577	1,939	—
Additions to property and equipment	(2,554)	(1,077)	(1,323)
Proceeds from the sale of property and equipment	—	674	—
Proceeds from the sale of discontinued operations	—	10,069	15,322

Net cash provided by (used in) investing activities	(1,977)	11,605	13,999

Financing activities
Proceeds from the issuance of common stock, net	90,257	48,260	—
Proceeds from the issuance of senior notes	200,000	—	—
Proceeds from the issuance of senior secured term notes, net	—	122,500	—
Repayment of senior secured term notes	(126,250)	—	—
Repayment of senior subordinated secured term loan	—	(162,412)	(150)
Payments of debt issuance costs	(5,703)	(3,495)	—
Payments of community development district obligations	(788)	(1,174)	(683)
Payment of preferred stock dividend	(700)	—	—
Proceeds from the exercise of stock options	—	487	—
Purchases of treasury stock	—	(41)	(43)
Distributions to noncontrolling interests	—	—	(2,221)

Net cash provided by (used in) financing activities	156,816	4,125	(3,097)

Net increase (decrease) in cash and cash equivalents	132,258	37,744	(8,819)
Cash and cash equivalents at the beginning of the year	81,094	43,350	52,169

Cash and cash equivalents at the end of the year	$213,352	$81,094	$43,350

Supplemental disclosures
Cash paid during the year for:
Interest, net of amounts capitalized	$(3,245)	$(2,532)	$—
Noncash transactions associated with the deconsolidation of a subsidiary:
Accounts receivable and other assets	$—	$—	$561
Property and equipment	—	—	20,807
Accounts payable and other liabilities	—	—	2,368
Noncontrolling interests in a consolidated subsidiary	—	—	9,843
Noncash transactions associated with community development district obligations:
Liabilities assumed by homebuyers	$2,486	$1,492	$592

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

1. Organization and Description of the Business

        WCI Communities, Inc. is a lifestyle community developer and luxury homebuilder in several of Florida's coastal markets. Unless the context otherwise requires, the terms the "Company," "we," "us" and "our" in these notes to the consolidated financial statements refer to WCI Communities, Inc. and its subsidiaries and the term "WCI" refers only to WCI Communities, Inc. Our business is organized into three operating segments: homebuilding, real estate services and amenities. Our homebuilding operations design, sell and build single- and multi-family homes targeting move-up, second-home and active adult buyers. Our real estate services businesses include real estate brokerage and title services. Our amenities operations own and operate golf courses and country clubs, marinas and resort-style amenity facilities within many of our communities.

        On August 4, 2008, WCI's predecessor company and certain subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Debtors filed a joint plan of reorganization (the "Reorganization"), which was declared effective on September 3, 2009, and the Debtors emerged from bankruptcy on that date. In conjunction with the emergence from bankruptcy, WCI Communities, Inc. was formed as a holding company that owns 100% of the equity in WCI Communities, LLC and WCI Communities Management, LLC.

        On July 22, 2013, the Company filed with the Secretary of State of the state of Delaware an amendment to its then existing amended and restated certificate of incorporation to effectuate (i) a 10.3 for 1 stock split of its common stock and (ii) an increase of its authorized capital stock to 150,000,000 shares of common stock and 15,000,000 shares of preferred stock. Additionally, on July 24, 2013, the Company filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all of its Series A, B, C, D and E common stock into a single class of common stock.

        On July 30, 2013, the Company completed its initial public offering (the "Initial Public Offering"), issuing 6,819,091 shares of its common stock, par value $0.01 per share, at a price to the public of $15.00 per share. The shares trade on the New York Stock Exchange under the ticker symbol "WCIC." The net proceeds from the sale of common stock in the Initial Public Offering were $90.3 million after deducting underwriting discounts and offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes, including the acquisition and development of land and home construction.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), as contained in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC").

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain joint ventures, which are not variable interest entities ("VIEs"), as defined under ASC 810, Consolidation ("ASC 810"), but which the Company has the ability to exercise control. In accordance with ASC 323, Investments—Equity Method and Joint Ventures ("ASC 323"), the equity method of accounting is applied to those investments in joint ventures that are not VIEs and the

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Company has either less than a controlling interest, substantive participating rights or is not the primary beneficiary, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation.

        The Company's operations involve real estate development and sales and, as such, it is not possible to precisely measure the duration of its operating cycle. The accompanying consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice.

        Unless specifically indicated otherwise, all share and per share amounts of the Company's common stock have been retroactively adjusted in the accompanying consolidated financial statements and notes to reflect the abovementioned stock split, the new authorized share amounts and the conversion of our Series A, B, C, D and E common stock into a single class of common stock (Notes 1 and 16).

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could significantly differ from those estimates.

Cash and Cash Equivalents and Concentration of Credit Risk

        We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, cash and cash equivalents included $0.4 million and $2.3 million, respectively, of amounts in transit from title companies for transactions that closed at or near year-end.

        As of December 31, 2013 and 2012, a substantial majority of our cash balances were held on deposit with one financial institution. If that financial institution failed to perform its duties under the terms of our depository agreements, we could incur a significant loss or be denied access to cash in our operating accounts.

Restricted Cash

        Restricted cash consists primarily of funds held in escrow accounts representing customer deposits restricted as to use and cash collateral in support of outstanding letters of credit. We receive cash earnest money deposits from our customers who enter into home sales contracts. We are precluded from using such deposits in construction unless the customer waives the requirement to escrow deposit funds or we take measures to release state imposed restrictions, which may include posting escrow bonds. At December 31, 2013 and 2012, we had $8.3 million and $11.4 million, respectively, outstanding in escrow bonds used to release restrictions on customer deposits.

        As of both December 31, 2013 and 2012, our restricted cash included $6.4 million related to customer deposits. Restricted cash also included $2.5 million and $4.5 million of cash collateral in support of outstanding letters of credit and other bank financing arrangements as of December 31, 2013 and 2012, respectively.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Notes and Accounts Receivable

        Notes receivable are generated through the normal course of business and are related to amenity membership sales and land sales and are collateralized by liens on memberships and property sold. Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured. We assess the collectability of notes and accounts receivable and the need for an allowance for doubtful accounts based on a detail review of the individual notes and accounts receivable, collection histories and the number of days the accounts are delinquent. As of December 31, 2013 and 2012, notes and accounts receivable were recorded net of allowances for doubtful accounts of $0.4 million and $0.6 million, respectively.

Real Estate Inventories and Capitalized Interest

        Real estate inventories consist of land and land improvements, homes under construction or completed and investments in amenities. Costs capitalized to land and land improvements primarily include: (i) land acquisition costs; (ii) land development costs; (iii) entitlement costs; (iv) capitalized interest; (v) capitalized real estate taxes; (vi) capitalized association deficit funding; and (vii) certain indirect land development overhead costs. Land costs are transferred from land and land improvements to homes under construction or completed at the commencement of construction of the home. Components of homes under construction or completed include: (i) land costs transferred from land and land improvements; (ii) direct construction costs associated with the home; (iii) engineering, permitting and other fees; (iv) capitalized interest; and (v) certain indirect construction overhead costs. Total land and common development costs are apportioned to each home, lot, amenity or parcel using the relative sales value method, while site-specific development costs are allocated directly to the benefited land. Investments in amenities include costs associated with the construction of clubhouses, golf courses, marinas, tennis courts and various other recreational facilities, which we intend to recover through equity membership and marina slip sales.

        All of our real estate inventories are reviewed for recoverability on a quarterly basis, as our inventory is considered "long-lived," in accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"). Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Each community or land parcel is evaluated individually. For those assets deemed to be impaired, the recognized impairment is measured as the amount by which the assets' carrying amount exceeds their fair value. Further discussion of real estate asset impairments is included in Note 5.

        We construct amenities in conjunction with the development of certain planned communities and account for the related costs in accordance with ASC 330, Inventories. Our amenities are transferred to common interest realty associations ("CIRAs"), sold as equity membership clubs, sold separately or retained and operated by us. The cost of amenities conveyed to a CIRA is classified as a common cost of the community and included in real estate inventories. This cost is allocated to cost of sales on the basis of the relative sales value of the homes sold. The cost of amenities sold as equity membership clubs is included in real estate inventories, classified as investments in amenities (Note 3). Costs of amenities retained and operated by us are accounted for as property and equipment.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        In accordance with ASC 835, Interest, interest incurred relating to land under development and construction of homes is capitalized to real estate inventories during the active development period. For homes under construction, we include the underlying developed land costs and in-process homebuilding costs in our determination of capitalized interest. Capitalization ceases upon substantial completion of a home, with the related capitalized interest being charged to cost of sales when the home is delivered.

        Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by us. Interest capitalized to real estate inventories is charged to cost of sales as related homes, home sites, amenity memberships and parcels are delivered. Interest capitalized to property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets.

Property and Equipment, net

        Property and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements, which extend the useful lives of the underlying assets, are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

        Included in property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs or changes in use, indicate that their carrying values may be impaired, an impairment analysis is performed in accordance with ASC 360. Our analysis consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties, including, among other things, demand for golf memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment charge is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analyses. There were no impairment charges recorded during the years ended December 31, 2013, 2012 and 2011 related to property and equipment.

Assets of Discontinued Operations

        In accordance with ASC 360, we record assets of discontinued operations, primarily constructed amenity assets that were retained and operated by us, at the lower of the carrying value or fair value less costs to sell. Pursuant to the provisions of ASC 360, the following criteria must be met for an asset to be classified as an asset held for sale:

  •
  management has the authority and commits to a plan to sell the asset;

  •
  the asset is available for immediate sale in its present condition;

  •
  there is an active program to locate a buyer and the plan to sell the property has been initiated;

  •
  the sale of the asset is probable within one year;

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

  •
  the asset is being actively marketed at a reasonable sales price relative to its current fair value; and

  •
  it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

        In determining the fair value of the assets less cost to sell, we consider such factors as current sales prices for comparable assets in the area, recent market analyses/studies, appraisals, any recent legitimate offers and listing prices of similar assets (i.e., Level 2 inputs under the GAAP fair value hierarchy that is described in Note 13). If the estimated fair value of an asset, less the projected costs to sell, is less than its current carrying value, the asset is written down to its estimated fair value, less the projected costs to sell. There were no such asset impairment charges recorded during the years ended December 31, 2013, 2012 and 2011.

        Further discussion of our discontinued operations is included in Note 8.

Debt Issuance Costs, Debt Discounts and Related Other

        Debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the estimated economic life of the underlying debt instrument.

        In connection with transactions that involve our debt instruments, including those described in Note 12, we evaluate and assess the accounting for such transactions in accordance with, among other things, the provisions of ASC 470-50, Debt—Modifications and Extinguishments ("ASC 470-50"). ASC 470-50 provides guidance as to (i) whether a transaction should be treated as an extinguishment of debt or a debt modification and (ii) the handling of new and legacy debt issuance costs. The application of ASC 470-50 during the three years ended December 31, 2013 did not have a material impact on the Company.

Goodwill

        Goodwill represents the excess of the estimated fair value of a business over its identifiable tangible and intangible net assets. ASC 350, Intangibles—Goodwill and Other ("ASC 350"), provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Pursuant to the provisions of ASC 350, goodwill is tested for impairment, at a minimum, once a year. Evaluating goodwill for impairment is a two-step process that involves the determination of the fair value and the carrying value of our reporting units that have goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by our management on a regular basis. All of our goodwill is related to reporting units included in our Real Estate Services reportable segment.

        During September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which amended the guidance in ASC 350. Pursuant to the provisions of ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of a reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be "more-likely-than-not" less than the carrying amount of the reporting unit, then entities are required to

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

perform the two-step goodwill impairment test. We adopted ASU 2011-08 during the year ended December 31, 2012; however, it did not have a material impact on our consolidated financial statements or goodwill impairment testing.

        Inherent in the determination of the fair value of a reporting unit are certain estimates and judgments, including the interpretation of current economic indicators and market valuations, as well as our strategic plans with regard to our operations. We typically use a revenue or income approach to determine the estimated fair value of our reporting units when performing our goodwill impairment test. The income approach establishes fair value by methods that discount or capitalize revenues, earnings and/or cash flows using a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risks of the relative investment. If the estimated fair value of a reporting unit is less than its carrying value, then the second step of the goodwill impairment test is performed to measure the amount of the impairment charge, if any. The impairment charge is determined by comparing the implied fair value of the reporting unit's goodwill to the corresponding carrying value. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

        We review goodwill annually (or whenever qualitative indicators of impairment exist) for impairment. There were no goodwill impairment charges recorded during the years ended December 31, 2013, 2012 and 2011.

Warranty Reserves

        We generally provide our single- and multi-family homebuyers with a limited one to three-year warranty, respectively, for all material and labor and a 10-year warranty for certain structural defects. Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home delivered. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for all unexpired warranty obligation periods. Our warranty reserves are based on historical warranty cost experience and are adjusted, as appropriate, to reflect qualitative risks associated with the homes constructed. Our actual costs and expenditures under our various warranty programs could significantly differ from the estimates used to estimate the warranty reserves recorded in the accompanying consolidated balance sheets (Note 11).

Customer Deposits

        Customer deposits represent amounts received from customers under real estate and amenity sales contracts.

Revenue and Profit Recognition

        Homebuilding revenues and related profits are recognized in accordance with ASC 360 at the time of delivery under the full accrual method for single- and multi-family homes. Under the full accrual method, revenues and related profits are recognized when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met and the related sold inventory is classified as completed inventory.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        Real estate services revenues, which include real estate brokerage and title services operations, are recognized upon the closing of a sales contract.

        Revenues from amenity operations include the sale of equity memberships and marina slips, nonequity memberships, billed membership dues and fees for services provided. Equity memberships entitle buyers to a future ownership interest in the amenity facility upon turnover of the club to the membership in addition to the right to use the facilities in accordance with the terms of the membership agreement. Nonequity memberships only entitle buyers with the right to use the amenity facilities in accordance with the terms of the membership agreement. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the deposit or cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based on changes in circumstances. If we can demonstrate that it is likely that we will recover proceeds in excess of the remaining carrying value and no material contingencies exist, such as a developer rescission clause, the full accrual method is then applied. Nonrefundable nonequity memberships entitle buyers to the right to use the respective amenity facility over its useful life and are sold separately from homes within our communities. Nonequity membership initiation fees are deferred and amortized to amenities revenues over 20 years, representing the membership period, which is based on the estimated average depreciable life of the amenities facilities. This treatment most closely matches revenues with the expenses of operating the club over the membership period. Both equity and nonequity memberships require members to pay membership dues that are billed in advance on either an annual or quarterly basis and are recorded as deferred revenue and then recognized as revenues ratably over the term of the membership period. Revenues for services are recorded when the service is provided.

        Revenues and related profits from land sales, which are included in homebuilding revenues in the accompanying consolidated statements of operations, are recognized at the time of closing. Revenues and related profits are recognized in full when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. The deferred income is recognized when our involvement is completed.

        Sales incentives, such as reductions in listed sales prices of homes, golf club memberships and marina slips, are treated as a reduction of revenues. Sales incentives, such as free products or services, are classified as cost of sales.

Home Cost of Sales

        Cost of home deliveries includes direct home construction costs, land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, closing costs, development period interest and common costs. We use the specific identification method for the purpose of accumulating home construction costs. Land acquisition and land development costs are allocated to each lot within a subdivision based on the relative fair value of the lots prior to home construction. We recognize all home cost of sales when a home is delivered on a house-by-house basis.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Real Estate Brokerage Cost of Sales

        Real estate brokerage revenues primarily consist of the gross commission income that we receive on real estate transactions for which we acted as the broker. We pay a portion of the commission received to the independent real estate agents that work with our real estate brokerage operations. These commissions are a direct cost of real estate brokerage revenues and are included in real estate services cost of sales in the accompanying consolidated statements of operations.

Income Taxes

        We account for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled. Changes in tax rates are recognized in earnings in the period in which the changes are enacted.

        ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a "more-likely-than-not" standard. A valuation allowance must be established when it is more-likely-than-not that some or all of a company's deferred tax assets will not be realized. We assess our deferred tax assets on a quarterly basis to determine if valuation allowances are required. When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence, including, among other things, whether the Company is in a cumulative loss position, projected future taxable income by taxing jurisdiction, statutory limitations on the Company's tax carryforwards and credits, tax planning strategies, recent financial operations, scheduled reversals of deferred tax liabilities, and the macroeconomic environment and the homebuilding industry. If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance will be recorded though the provision for income taxes.

        Significant judgment is applied in assessing whether deferred tax assets will be realized in the future. Ultimately, such realization depends on the existence of sufficient taxable income in the appropriate taxing jurisdiction in either the carryback or carryforward periods under existing tax laws. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In that circumstance our valuation assessment emphasizes, among other things, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with net operating loss and tax credit carryforwards being used before their expiration and, if necessary, tax planning alternatives. Our assessment of the need for a deferred tax asset valuation allowance also includes assessing the likely future tax consequences of events that have been recognized in the Company's consolidated financial statements and its tax returns. Changes in existing tax laws or rates could affect our actual tax results and future business results may affect the amount of the Company's deferred tax liabilities or the deferred tax asset valuation allowance. Our accounting for deferred tax assets represents our best estimate of future events. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

reporting periods, including carryforward period assumptions, actual results could differ from our estimates. Our assumptions require significant judgment because the homebuilding industry is cyclical and highly sensitive to changes in economic conditions. If the Company's future results of operations are less than projected or if the timing and jurisdiction of its future taxable income varies from our estimates, there may be insufficient objectively verifiable positive evidence to support a more-likely-than-not assessment of the Company's deferred tax assets and an increase to our valuation allowance may be required at that time for some or all of such deferred tax assets.

        ASC 740 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. ASC 740 requires an enterprise to recognize the financial statement effects of a tax position when it is "more-likely-than-not" (defined as a likelihood of more than 50%), based solely on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that its filing position is supportable, the benefit of that tax position is not recognized in the Company's consolidated financial statements and we are required to accrue potential interest and penalties until the uncertainty is resolved. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by us based on the individual facts and circumstances. Actual results could differ from our estimates. ASC 740 also provides guidance for income tax accounting regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Advertising Costs

        Advertising costs consist primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. We expense advertising costs related to our homebuilding operations as incurred to selling, general and administrative expenses in the accompanying statements of operations. Tangible advertising costs, such as architectural models and visual displays, are capitalized to real estate inventories. Advertising costs related to our real estate services and amenities operations are expensed as incurred to their respective cost of sales in the accompanying statements of operations. Total advertising expense was $4.7 million, $5.0 million and $3.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Earnings (Loss) Per Share

        We compute basic earnings (loss) per share by dividing net income (loss) attributable to common shareholders of WCI Communities, Inc. by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock, which would be dilutive, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. During periods of net losses attributable to common shareholders of WCI Communities, Inc., no dilution is computed.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation and Related Other

        We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires that the cost for all stock-based transactions be recognized in an entity's financial statements. ASC 718 further requires all entities to apply a fair value measurement approach when accounting for stock-based transactions with employees, directors and nonemployees. Further discussion of our stock-based arrangements is included in Note 17.

Employee Benefit Plan

        Our employees, who meet certain requirements as to service, are eligible to participate in our 401(k) benefit plan. We match an amount equal to 25% of the first 6% of each participant's elected deferrals. Our 401(k) benefit plan match expense was $0.3 million, $0.2 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

        During July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax carryforward exists. Pursuant to the provisions of ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance, which relates only to financial statement presentation, on January 1, 2014; however it did not have a material effect on the Company.

3. Real Estate Inventories and Capitalized Interest

        Our real estate inventories are summarized in the table below.

	December 31,
	2013	2012
	(in thousands)
Land and land improvements held for development or sale	$207,810	$140,048
Work in progress	38,486	18,943
Completed inventories	25,372	15,005
Investments in amenities	8,625	9,172

Total real estate inventories	$280,293	$183,168

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

3. Real Estate Inventories and Capitalized Interest (Continued)

        Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. The carrying value of land and land improvements held for sale was $1.8 million as of both December 31, 2013 and 2012.

        As of December 31, 2013 and 2012, single- and multi-family inventories represented approximately 89% and 84%, respectively, of total real estate inventories. Additionally, as of December 31, 2013 and 2012, high-rise inventories, which consisted solely of land and land improvements, represented approximately 8% and 11%, respectively, of total real estate inventories.

        Our recent capitalized interest activity is summarized in the table below.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Capitalized interest at the beginning of the year	$7,959	$1,014	$741
Interest incurred	14,278	16,227	18,215
Interest expensed	(2,537)	(6,978)	(16,954)
Interest charged to cost of sales	(4,257)	(2,304)	(988)

Capitalized interest at the end of the year	$15,443	$7,959	$1,014

4. Property and Equipment, net

        Our property and equipment, net is summarized in the table below.

		December 31,
	Estimated Useful Life (In Years)
		2013	2012
		(in thousands)
Land and land improvements	10 to 15	$13,907	$13,922
Buildings and improvements	5 to 40	14,323	14,100
Furniture, fixtures and equipment	3 to 7	6,180	4,757

		34,410	32,779
Accumulated depreciation		(9,931)	(8,466)

Property and equipment, net		$24,479	$24,313

        Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.8 million and $22.2 million as of December 31, 2013 and 2012, respectively.

5. Asset Impairment Charges

        In accordance with ASC 360, our inventories and other long-lived assets are carried at cost unless events and circumstances indicate that the carrying value of the underlying asset may not be recoverable. We evaluate and assess all such long-lived assets for recoverability on a quarterly basis to determine if impairment charges to write down individual assets are warranted. During the year ended

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

5. Asset Impairment Charges (Continued)

December 31, 2011, adverse economic changes within the homebuilding and real estate industry and other interrelated factors led us to record impairment charges for certain of our inventories and other long-lived assets. The estimated future cash flows used to determine the fair value of affected real estate and amenities assets were negatively impacted by changes in market conditions at that time, including decreased sales prices, changes in absorption estimates and market demand, all of which led to the impairment charges in 2011. We used, among other things, unobservable inputs, as contemplated under Level 3 of the GAAP fair value hierarchy (Note 13), to record impairment charges of $11.4 million on six land parcels ($10.0 million in our Homebuilding reportable segment) and three amenities assets ($1.4 million in our Amenities reportable segment), resulting in an aggregate fair value for those assets of $17.6 million after recognizing such impairment charges. There were no long-lived asset impairment charges during the years ended December 31, 2013 and 2012.

        In the event that market conditions or the Company's operations were to deteriorate in the future, additional impairment charges may be necessary and they could be significant.

6. Other Assets

        Other assets are summarized in the table below.

	December 31,
	2013	2012
	(in thousands)
Debt issuance costs, net of accumulated amortization of $334 and $293 at December 31, 2013 and 2012, respectively	$5,588	$2,282
Prepaid expenses	5,078	4,217
Cash held by community development districts (Note 10)	3,466	3,518
Cash deposits for letters of credit and surety bonds	353	3,857
Investments in unconsolidated joint ventures (Note 7)	—	700
Other	3,616	3,215

Total other assets	$18,101	$17,789

        Cash paid for debt issuance costs aggregated $5.7 million and $3.5 million during the years ended December 31, 2013 and 2012, respectively. During such years, we wrote-off $1.8 million and $2.0 million, respectively, of net debt issuance costs as a result of our early repayment of debt. The weighted average residual amortization period for our unamortized debt issuance costs as of December 31, 2013 was approximately 6.8 years. Future amortization of our debt issuance costs is expected to approximate $0.8 million during each of the years ending December 31, 2014 through 2017 and $0.6 million during the year ending December 31, 2018.

7. Investments in Unconsolidated Joint Ventures

        Investments in unconsolidated joint ventures represent our ownership interest in real estate development and mortgage lending services, which are not considered VIEs, and are accounted for under the equity method, in accordance with ASC 323, when we have less than a controlling interest and significant influence, or are not the primary beneficiary, as defined in ASC 810. While we have a

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

7. Investments in Unconsolidated Joint Ventures (Continued)

51% ownership in Pelican Landing Timeshare Ventures, the noncontrolling interest has substantive participating rights relating to operating decisions of the venture and, therefore, we account for our investment under the equity method.

        Our investments in unconsolidated joint ventures are summarized in the table below.

		Percentage of Ownership
		December 31,
Name of Joint Venture	Description	2013	2012
Pelican Landing Timeshares Ventures ("Pelican Landing")	Multi-family timeshare units—Bonita Springs, Florida	51.0%	51.0%
Florida Home Finance Group LLC ("FHFG")	Mortgage banking operations	—	49.9%

        In conjunction with the Reorganization (Note 1) and in accordance with ASC 852, Reorganizations ("ASC 852"), we revalued our investments in unconsolidated joint ventures to fair value, which resulted in our carrying value in Pelican Landing being written down to zero and our carrying value in FHFG being increased by $2.0 million. These fair values were determined primarily using a discounted cash flow model to value the underlying net assets of the respective joint ventures. We record our investments in unconsolidated joint ventures in other assets in the accompanying consolidated balance sheets (Note 6).

        Our equity in earnings from unconsolidated joint ventures, which has been included in other income in the accompanying consolidated statements of operations, was $0.3 million and $0.4 million during the years ended December 31, 2012 and 2011, respectively. The corresponding loss for the year ended December 31, 2013 was nominal.

        Our share of net earnings or losses is based upon our ownership interest. Pelican Landing incurred net losses for the years 2010 through 2013; therefore, in accordance with ASC 323, we have discontinued applying the equity method for our share of the net losses, as Pelican Landing's return to profitability is not assured. We may be required to make additional cash contributions to the joint venture to avoid the loss of all or a portion of our interest in such venture. Although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership and joint operations in the future.

        The basis differences between the carrying values of our investments in each joint venture and the respective equity in the joint venture is primarily attributable to the discontinuation of the equity method for Pelican Landing and the fair value adjustments discussed above. As of December 31, 2013 and 2012, our investment basis in the joint ventures was less than our ownership share of the capital on the partnerships' books by $4.4 million and $6.1 million, respectively.

        During December 2012, we received a distribution of capital of $1.9 million from FHFG in contemplation of the dissolution of such joint venture. We recorded such payment as a reduction of our carrying value of the FHFG investment. During April 2013, FHFG was dissolved and liquidated and, as a result, we received a final cash payment of $0.6 million, thereby terminating our investment in the joint venture.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

7. Investments in Unconsolidated Joint Ventures (Continued)

        Condensed combined financial information of our unconsolidated joint ventures is summarized in the tables below.

	December 31,
	2013	2012
	(in thousands)
Assets
Real estate investments	$3,624	$5,285
Other assets	6,098	10,535

Total assets	$9,722	$15,820

Liabilities and partners' capital
Total liabilities	$1,042	$2,474
Capital—other partners	4,253	6,553
Capital—the Company	4,427	6,793

Total liabilities and partners' capital	$9,722	$15,820

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Combined results of operations
Revenues	$2,074	$5,967	$5,711

Net loss	$(3,345)	$(630)	$(2,668)

8. Discontinued Operations

        Under ASC 205-20, Discontinued Operations ("ASC 205-20"), our retained and operated amenities classified as assets held for sale as of December 31, 2011 qualified as discontinued operations and, therefore, the related results of operations are required to be reported separately from continuing operations in the accompanying consolidated statements of operations. We had no amenities assets held for sale at either December 31, 2013 or 2012.

        During the year ended December 31, 2012, we sold (i) a sports amenity club for $5.5 million (excluding closing costs) and recorded a pretax profit of $2.3 million and (ii) a sports amenity club for $5.9 million and recorded a pretax profit of $2.0 million. During the year ended December 31, 2011, we sold (i) our 51% investment in a golf amenity club for $11.0 million (excluding closing costs) and recorded a pretax gain of $0.81 million and (ii) a golf amenity club for $4.8 million (excluding closing costs) and recorded a pretax gain of $0.03 million.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

8. Discontinued Operations (Continued)

        The results from our discontinued operations are summarized in the table below.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues	$—	$2,177	$13,931

Income from discontinued operations before income taxes	$—	$195	$2,412
Income tax expense	—	(77)	(935)

Income from discontinued operations, net of tax	$—	$118	$1,477

Gain on sale of discontinued operations before income taxes	$—	$4,265	$835
Income tax expense	—	(1,677)	(324)

Gain on sale of discontinued operations, net of tax	$—	$2,588	$511

9. Accounts Payable and Other Liabilities

        Accounts payable and other liabilities are summarized in the table below.

	December 31,
	2013	2012
	(in thousands)
Accounts payable	$22,113	$14,630
Deferred revenue and income	8,310	7,114
Community development district obligations (Note 10)	7,271	9,680
Accrued interest	5,588	676
Accrued compensation and employee benefits	4,368	3,531
Warranty reserves (Note 11)	1,558	1,077
Other	5,712	3,299

Total accounts payable and other liabilities	$54,920	$40,007

10. Community Development District Obligations

        A community development district or similar development authority ("CDD") is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. In connection with the development of certain communities, CDDs may use bond financing to fund construction or acquisition of certain on-site or off-site infrastructure improvements near or within those communities. CDDs are also granted the power to levy assessments and user fees on the properties benefiting from the improvements financed by the bond offerings. We pay a portion of the assessments and user fees levied

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

10. Community Development District Obligations (Continued)

by the CDDs on the properties we own that are benefited by the improvements. We may also agree to repay a specified portion of the bonds at the time of each unit or parcel closing.

        The obligation to pay principal and interest on the bonds issued by the CDD is assigned to each parcel within the CDD and the CDD has a lien on each parcel at the time the CDD adopts its fees and assessments for the applicable fiscal year. If the owner of the parcel does not pay this obligation, the CDD can foreclose on the lien. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited.

        In connection with the development of certain of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. There are two primary types of bonds issued by a CDD, type "A" and "B," which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The "A" bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the "B" bond is our obligation.

        The total amount of CDD bond obligations issued and outstanding with respect to our communities was $33.0 million and $35.2 million as of December 31, 2013 and 2012, respectively, which represented outstanding amounts payable from all landowners within our communities. The CDD bond obligations outstanding as of December 31, 2013, mature from 2014 to 2034. As of December 31, 2013 and 2012, we have recorded CDD bond obligations of $7.3 million and $9.7 million, respectively, net of debt discounts of $1.4 million and $2.3 million, respectively, which represents the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

        We record a liability related to the "A" bonds for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and the transfer of the property. We record a liability related to the "B" bonds, net of cash held by the districts that may be used to reduce our district obligations, for the full amount of the developer obligations that are fixed and determinable and user fees that are required to be paid at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessments paid by us at the time of closing of the property.

        Our proportionate share of cash held by CDDs was $3.6 million and $3.7 million as of December 31, 2013 and 2012, respectively. Cash related to our share of the "A" bonds, which do not have a right of setoff on our CDD bond obligations, was $3.5 million as of both December 31, 2013 and 2012 and was included in other assets in the accompanying consolidated balance sheets (Note 6). As of December 31, 2013 and 2012, cash related to the "B" bonds, which has a right of setoff, was $0.1 million and $0.2 million, respectively, and was recorded as a reduction of our CDD bond obligations.

        During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Therefore, we are both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds. In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities, we accounted for the existing CDD

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

10. Community Development District Obligations (Continued)

obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations. As a result, $23.6 million of the $24.0 million existing CDD obligation, which relates to the property owned by us, is not recorded as a CDD obligation on our consolidated balance sheet at December 31, 2013. We intend to reissue and sell, all or a portion of, the $24.0 million of CDD bonds in the future and will record our proportionate share of the related CDD obligation at that time.

11. Warranty Reserves

        The table below presents the activity related to our warranty reserves, which are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Warranty reserves at the beginning of the year	$1,077	$840	$559
Additions to reserves for new home deliveries	1,095	733	234
Payments for warranty costs	(558)	(379)	(443)
Adjustments to prior year warranty reserves	(56)	(117)	490

Warranty reserves at the end of the year	$1,558	$1,077	$840

        During the years ended December 31, 2013, 2012 and 2011, net warranty expense of $1.0 million, $0.6 million and $0.7 million, respectively, was included in homebuilding cost of sales in the accompanying consolidated statements of operations. During the year ended December 31, 2011, we experienced higher than anticipated warranty costs in several of our close-out communities outside of Florida, thereby causing an increase in our warranty reserve by an additional $0.5 million. Due to greater focus and controls over warranty costs and better quality controls and construction practices, our adjustments to prior year warranty reserves were nominal during the years ended December 31, 2013 and 2012.

12. Debt Obligations

        Our debt obligations are summarized in the table below.

	December 31,
	2013	2012
	(in thousands)
Senior notes due 2021	$200,000	$—
Senior secured term notes due 2017, net	—	122,729
$75.0 million unsecured revolving credit facility	—	—
$10.0 million secured revolving credit facility	—	—

Total debt obligations	$200,000	$122,729

        Senior Notes.    During August 2013, the Company completed the issuance of its 6.875% Senior Notes due 2021 (the "2021 Notes") in the aggregate principal amount of $200.0 million. The 2021

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

12. Debt Obligations (Continued)

Notes were offered and sold in a private transaction either to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), or to persons outside the U.S. under Regulation S of the Securities Act. One of the Company's largest shareholders and one of its affiliates collectively purchased $10.0 million of the 2021 Notes when they were originally issued by us and those entities continue to hold such notes as of February 27, 2014. The net proceeds from the offering of the 2021 Notes (the "Notes Offering") were $195.5 million after deducting fees and expenses payable by us. The Company used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of its Senior Secured Term Notes due 2017 (the "2017 Notes"), of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. We intend to use the remainder of the net proceeds from the Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

        The 2021 Notes are senior unsecured obligations of the Company that are fully and unconditionally guaranteed on a joint and severable and senior unsecured basis by certain of the Company's existing and future Restricted Subsidiaries (as defined in the underlying indenture), excluding the Company's immaterial subsidiaries and mortgage subsidiaries (collectively, the "Guarantors"). The 2021 Notes were issued pursuant to an indenture (the "Indenture"), dated as of August 7, 2013, by and among the Company, the Guarantors named therein and Wilmington Trust, National Association, as trustee. The Indenture contains covenants, that limit, among other things, the Company's ability and the ability of its Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to holders of capital stock; (iii) make investments; (iv) create liens; (v) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; (vii) sell assets; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important qualifications described in the Indenture.

        The 2021 Notes bear interest at the rate of 6.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2021 Notes mature on August 15, 2021 at which time the entire $200.0 million of principal is due and payable. At any time on or after August 15, 2016, the 2021 Notes are redeemable at the Company's option, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest. Prior to August 15, 2016, the Company may redeem the 2021 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest. Moreover, prior to August 15, 2016, the Company may also redeem up to 35% of the aggregate principal amount of the 2021 Notes with the proceeds from certain equity offerings at a redemption price of 106.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

        Upon the occurrence of any Change of Control (as defined in the Indenture), each holder of the 2021 Notes will have the right to require that the Company repurchase such holder's notes at a purchase price equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest. Additionally, if the Company or one of its Restricted Subsidiaries sells certain assets, the Company generally must either: (i) invest any excess net cash proceeds from such sales in its business within a certain period of time; (ii) prepay senior secured debt or certain other debt; or

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

12. Debt Obligations (Continued)

(iii) prepay other senior debt and offer to purchase the 2021 Notes on a pro rata basis. The purchase price of the 2021 Notes in any such offer will be 100% of their principal amount, plus accrued and unpaid interest.

        In connection with the issuance of the 2021 Notes, the Company, the Guarantors and the initial purchasers of the 2021 Notes entered into an Exchange and Registration Rights Agreement (the "Registration Rights Agreement"), dated August 7, 2013. The Registration Rights Agreement requires the Company to: (a) file an exchange offer registration statement within 270 days (May 4, 2014) after the closing of the Notes Offering with respect to an offer to exchange the unregistered 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical, in all material respects, to those of the 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest); (b) use its commercially reasonable efforts to cause the registration statement to become effective within 330 days (July 3, 2014) after the closing of the Notes Offering; (c) as soon as reasonably practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes for surrender of the 2021 Notes; and (d) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the registered exchange offer is sent to holders of the 2021 Notes. The Registration Rights Agreement provides that, in the event that the Company cannot effect the exchange offer within the time periods described above and in certain other circumstances as described in the Registration Rights Agreement, the Company will file a "shelf registration statement" that would allow some or all of the 2021 Notes to be offered to the public in the U.S. If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay special interest to the holders of the 2021 Notes.

        Term Loans.    During June 2012, the Company issued the 2017 Notes (with a scheduled maturity in May 2017) in the aggregate principal amount of $125.0 million to its two largest shareholders or certain of their affiliates. All or a portion of the outstanding principal balance, along with a pre-determined prepayment premium, could be prepaid at any time prior to maturity. As noted above, the 2017 Notes were prepaid by the Company in their entirety during August 2013 at 101% of the principal amount, plus accrued and unpaid interest. The interest rate on the 2017 Notes was LIBOR plus 8.0%, subject to a 2.0% LIBOR floor, and was payable monthly. The 2017 Notes were issued at 98.0% of their stated face amount, resulting in $122.5 million in net proceeds. The combined net proceeds from the issuance of the 2017 Notes and an equity offering that we completed during June 2012 (Note 16) were used to prepay the entire outstanding principal of our $150.0 million Senior Subordinated Secured Term Loan (the "Subordinated Term Loan") with a then outstanding principal balance of $162.4 million, including capitalized interest. The original debt discount on the 2017 Notes of $2.5 million and the related debt issuance costs of $2.5 million were being amortized as a component of interest expense over the term of the 2017 Notes using the effective interest method. As of December 31, 2012, the 2017 Notes were recorded net of an unamortized debt discount of $2.3 million. In connection with the voluntary prepayment of the 2017 Notes, $3.9 million of unamortized debt issuance costs and debt discount was written-off during the year ended December 31, 2013.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

12. Debt Obligations (Continued)

        The Subordinated Term Loan had an initial principal amount of $150.0 million and was scheduled to mature in September 2016. All or a portion of the outstanding balance could be prepaid prior to maturity. Interest was payable-in-kind ("PIK") by capitalizing interest payable to the principal amount outstanding on a monthly basis at LIBOR plus 7.0%, with a LIBOR floor of 3.0%, equating to a minimum effective interest rate of 10.0%. Capitalized PIK interest on the Subordinated Term Loan was $6.9 million and $15.1 million during the years ended December 31, 2012 and 2011, respectively. In connection with the Reorganization in 2009 (Note 1), as required under ASC 852, we recorded the Subordinated Term Loan at fair value, which resulted in a debt discount of $22.5 million that was being amortized as a component of interest expense over the term of the Subordinated Term Loan using the effective interest method. During the years ended December 31, 2012 and 2011, we made prepayments of $2.0 million and $0.2 million, respectively, under the Subordinated Term Loan. In connection with the June 2012 prepayment of the Subordinated Term Loan, $17.0 million of unamortized debt issuance costs and debt discount was written-off during the year ended December 31, 2012. At the time of such prepayment, approximately 58% of the Subordinated Term Loan was held by the Company's two largest shareholders or certain of their affiliates.

        Revolving Credit Arrangements.    During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the "Revolving Credit Facility"), providing for a revolving line of credit of up to $75.0 million. Amounts outstanding under the Revolving Credit Facility will accrue interest, payable quarterly, at the Company's option, at a rate equal to (i) the Base Rate plus 1.75% or (ii) the Eurodollar rate plus 2.75%. The Base Rate is equal to the highest of: (a) the Federal Funds Rate plus 1/2 of 1%; (b) the one month Eurodollar Rate plus 1.00%; or (c) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate." Under the Revolving Credit Facility, we must pay, among other things, (i) a commitment fee calculated at a per annum rate equal to 0.50% of the average daily unused portion of the commitment thereunder and (ii) a letter of credit usage fee.

        The $75.0 million commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. In addition, a portion of the Revolving Credit Facility (not to exceed $50.0 million) is available for the issuance of letters of credit. The Revolving Credit Facility matures on August 27, 2017 and can be extended based on certain conditions. As of February 27, 2014, there were no amounts drawn on the Revolving Credit Facility or any limitations on our borrowing capacity, leaving the full amount of the credit facility available to us on such date.

        The loan agreement underlying the Revolving Credit Facility contains customary negative covenants, including those limiting the Company's ability to pay cash dividends on its common stock. Additionally, such loan agreement contains a requirement to maintain compliance with certain financial covenants, including: (i) a minimum consolidated interest coverage ratio or minimum liquidity; (ii) a maximum consolidated leverage ratio; and (iii) a minimum consolidated tangible net worth. As of December 31, 2013, the Company was in compliance with all of these covenants.

        During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the "WCI Parties") entered into a $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the "Town Center") in Fort Myers, Florida. As of December 31, 2013, such collateral had a net book value of $5.5 million.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

12. Debt Obligations (Continued)

The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. The loan matures in February 2018. During its initial 36 months, the loan is structured as a revolving credit facility (the "Revolver Phase"), convertible to a term loan for the remaining 24 months (the "Term Phase"). During the Revolver Phase, the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time. Each outstanding letter of credit will reduce the availability under the revolving credit facility dollar for dollar. The interest rate during the Revolver Phase is a variable rate per annum equal to the bank's prime rate, as published in the Wall Street Journal, plus 100 basis points, subject to a minimum interest rate floor of 4.0%. The interest rate during the Term Phase will be a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term of five years, plus 300 basis points, subject to a minimum interest rate floor of 5.0%. During the Revolver Phase, the WCI Parties are required to pay an annual renewal fee and a non-use fee equal to 25 basis points based on the average unfunded portion of the loan. There were no amounts drawn on the secured revolving credit facility as of February 27, 2014; however, $2.0 million of outstanding letters of credit on such date limited the borrowing capacity thereunder to $8.0 million.

        The bank loan agreement governing the secured revolving credit facility contains covenants that, among other things, limit the ability of the WCI Parties to: (i) sell assets related to the Town Center project; (ii) enter into any merger unless WCI Communities, Inc. is the surviving entity; (iii) transfer control or ownership of WCI Communities, LLC; (iv) incur liens on the Town Center property; (v) waive, excuse or postpone the payment of any assessments related to the Town Center property; (vi) amend any agreement materially and adversely affecting the Town Center project; and (vi) amend, terminate, waive any provision of or modify any existing or future lease relating to the Town Center project, in each case, subject to certain exceptions.

        Other.    During the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.2 million, $1.5 million and $1.8 million, respectively, of interest expense related to the amortization of discounts on all of its debt arrangements.

        We have no principal debt maturities until the year ending December 31, 2021, at which time the entire $200.0 million outstanding balance under the 2021 Notes will be due and payable.

13. Fair Value Disclosures

        ASC 820, Fair Value Measurements ("ASC 820"), as updated and amended by Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

13. Fair Value Disclosures (Continued)

of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:
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
Level 3:	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows or similar techniques. The fair value hierarchy gives the lowest priority to Level 3 inputs.

        The carrying values and estimated fair values of our financial liabilities are summarized in the table below, except for those liabilities for which the carrying values approximate their fair values.

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Senior notes due 2021	$200,000	$199,000	$—	$—
Senior secured term notes due 2017	—	—	122,729	125,000
Community development district obligations	7,271	8,447	9,680	12,937

        The estimated fair values of our debt and community development district obligations were derived from quoted market prices by independent dealers (Level 2).

        There were no financial instruments—assets or liabilities—measured at fair value on a recurring or nonrecurring basis in the accompanying consolidated balance sheets.

        The majority of our nonfinancial assets, which include real estate inventories, property and equipment and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain events occur, such that a nonfinancial asset is required to be evaluated for impairment, the resulting effect would be to record the nonfinancial asset at the lower of cost or fair value.

        The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, the Company recorded asset impairment charges aggregating $11.4 million, primarily using Level 3 inputs under the GAAP fair value hierarchy (Note 5).

        The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, income taxes receivable, accounts payable and other liabilities, and customer deposits were estimated to approximate their fair values.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

14. Income Taxes

        Generally, the discharge of a debt obligation by a debtor for an amount less than the adjusted issue price creates cancellation of indebtedness ("COD") income, which must be included in the debtor's income. However, COD income is not recognized by a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the U.S. Bankruptcy Court for the District of Delaware. The Reorganization (Note 1) enabled the Debtors to qualify for this bankruptcy exclusion rule. As a result, the COD income, triggered upon emergence from bankruptcy, has not been included in the taxable income of the Debtors. However, certain income tax attributes, otherwise available and of value to a debtor, are reduced by the amount of COD income. The prescribed order of attribute reduction is defined by Section 108 of the Internal Revenue Code of 1986, as amended (the "IRC"). In brief, the order of reduction is as follows: (i) net operating losses ("NOLs") for the year of discharge and NOL carryforwards; (ii) most credit carryforwards, including the general business credit and the alternative minimum tax credit; (iii) net capital losses for the year of discharge and capital loss carryforwards; and (iv) the tax basis of the debtor's assets.

        Section 382 of the IRC ("Section 382") imposes an annual limitation on our use of NOLs and certain tax credit carryforwards existing at the effective date of the Reorganization. Section 382 also limits the recognition of built-in losses in existence as of the date of an ownership change to the extent that a company is in an overall net unrealized built-in loss position as of that date. Generally, the annual limitation is equal to the value of the stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three calendar month period ending with the calendar month in which the change date occurs). Companies subject to multiple limitations are limited by the lower limitation in effect for the period in question. We underwent an ownership change on December 31, 2008 and again on September 3, 2009 when we emerged from bankruptcy. Under Section 382, we were subject to annual limitations of approximately $85,000 for the ownership change on December 31, 2008 and $10.5 million for the ownership change on September 3, 2009. We were also in a net unrealized built-in loss position as of both of those dates. As such, any built-in losses recognized during the five-year period following those ownership change dates have been significantly limited. As of December 31, 2013, the Company is no longer subject to the built-in loss limitation associated with the ownership change on September 3, 2009 because the Company previously reached the maximum limitation with respect thereto.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

14. Income Taxes (Continued)

        The significant components of the Company's income tax benefit (expense) are summarized in the table below.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$(13)	$52,056	$37
State	76	(9)	(515)

Current income taxes from continuing operations	63	52,047	(478)

Deferred:
Federal	113,916	139	3,979
State	11,730	47	2,639

Deferred income taxes from continuing operations	125,646	186	6,618

Income tax benefit from continuing operations	125,709	52,233	6,140
Income tax expense from discontinued operations	—	(77)	(935)
Income tax expense from sales of discontinued operations	—	(1,677)	(324)

Consolidated income tax benefit, net	$125,709	$50,479	$4,881

        During the year ended December 31, 2013, the Company used $0.6 million of its NOL carryforwards to reduce its current year taxable income. There was no corresponding NOL utilization during the years ended December 31, 2012 and 2011. Due to the effects of changes in the Company's deferred tax asset valuation allowances and unrecognized income tax benefits, its effective income tax rates for continuing operations during 2013 and 2012 were not meaningful as the income tax benefits for such years did not directly correlate to the Company's income (loss) from continuing operations before income taxes. The Company's effective income tax rate for continuing operations during 2011

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

14. Income Taxes (Continued)

was 11.3%. The items that caused the Company's income tax rates to differ from the statutory federal income tax rate of 35.0% are summarized in the table below.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Expected taxes computed at the federal statutory rate	$(7,329)	$1,447	$19,339
State income tax benefit (expense), net of federal effect	(708)	94	1,402
Unrecognized tax benefit	—	50,498	(891)
Valuation allowances	133,054	15,755	(15,569)
Federal tax refund	—	—	(2,222)
Deferred tax adjustments	21	(12,629)	3,226
Changes in deferred tax rate	131	(668)	2,212
Permanent differences	453	(354)	(1,686)
Other	87	(1,910)	329

Income tax benefit from continuing operations	$125,709	$52,233	$6,140

        The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company remains subject to federal income tax examination for the years ended December 31, 2013 and 2012 and state income tax examination in various jurisdictions, including Florida, for the years 2010 through 2013.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

14. Income Taxes (Continued)

purposes. The tax effects of significant temporary differences that give rise to the Company's deferred tax assets and liabilities are summarized in the table below.

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating losses	$116,348	$114,443
Real estate inventories	66,823	77,827
Acquisition intangibles	10,534	10,513
Investments in unconsolidated joint ventures	3,379	3,384
Property and equipment, net	2,937	2,941
Stock-based compensation expense	2,016	—
Warranties and other accrued expenses	1,634	1,363
Other prepaid expenses and accrued expenses	125	1,295
Other	21	7

Deferred tax assets, before valuation allowances	203,817	211,773
Valuation allowances	(70,981)	(204,035)

Deferred tax assets, after valuation allowances	132,836	7,738

Deferred tax liabilities:
Deferred revenue and income	(2,934)	(3,193)
Acquisition intangibles	(2,667)	(2,605)
Investments in unconsolidated joint ventures	(1,053)	(1,071)
Community development district obligation discounts	(536)	(869)

Deferred tax liabilities	(7,190)	(7,738)

Net deferred tax assets	$125,646	$—

        Upon our emergence from bankruptcy on September 3, 2009, we adopted fresh-start accounting. However, our predecessor company was subject to multiple limitations under Section 382 that affected us as a successor entity. Additionally, the downturn in the housing market from 2006 to 2010, uncertainty as to its length and magnitude, and the Company's operating losses provided significant and persuasive negative evidence that some or all of the Company's net deferred tax assets would not be realized. Because of these factors and the weight of other negative evidence at the time, the Company historically maintained a full valuation allowance for its net deferred tax assets since it emerged from bankruptcy.

        As discussed in Note 2, ASC 740 requires a company to assess the adequacy of its valuation allowance for some or all of its deferred tax assets based on consideration of all of the available evidence, using a "more-likely-than-not" standard. In accordance with ASC 740 and our own accounting practices, we evaluate our net deferred tax assets, including the benefit from NOLs and certain tax credit carryforwards, on a quarterly basis to determine the adequacy of our valuation allowance. As of December 31, 2013, we considered the need for a valuation allowance for the Company's deferred tax assets in light of all of the currently available objectively verifiable positive and

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

14. Income Taxes (Continued)

negative evidence. Among other things, that evidence included: (i) an indication that the events and conditions that gave rise to significant annual and cumulative operating losses in recent years were unlikely to recur in the foreseeable future; (ii) the Company's return to profitability during the year ended December 31, 2012; (iii) projections of the Company's net income and the generation of taxable income during the year ending December 31, 2014 and beyond, supported, in part, by an existing contractual backlog of home sales; (iv) the remaining federal and Florida statutory carryforward periods attributable to the Company's NOLs; (v) the nature, character, amount, jurisdiction and expected timing of the reversal of certain deferred tax assets in relation to the reversal of recognized deferred tax liabilities; and (vi) improved conditions in the macroeconomic environment and the homebuilding industry, all of which provide positive evidence that it is now more-likely-than-not that certain of the Company's deferred tax assets as of December 31, 2013 will be realized in the future.

        As of December 31, 2013, we determined that the deferred tax asset valuation allowance on certain of the Company's federal and Florida deferred tax assets were no longer needed. Accordingly, the Company reversed $125.6 million of its deferred tax asset valuation allowances during the quarter and year ended December 31, 2013 and such amount has been included as a component of the income tax benefit from continuing operations in the accompanying consolidated statements of operations. The remaining valuation allowance of $71.0 million primarily relates to (i) potential Section 382 and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met. Prospectively, we will continue to review the Company's deferred tax assets and the related valuation allowance in accordance with ASC 740 on a quarterly basis.

        As of December 31, 2013, we had (i) $302.2 million of NOL carryforwards for federal income tax purposes and (ii) $276.3 million of NOL carryforwards for Florida income and franchise tax purposes. Substantially all of our federal and Florida NOL carryforwards begin to expire in 2029. As of December 31, 2013, $163.7 million and $143.3 million of our federal and Florida NOL carryforwards, respectively, are each subject to an $85,000 annual limitation. The Company's other federal and Florida NOL carryforwards are not currently subject to limitation under Section 382 or any similar state statute.

        A rollforward of the Company's unrecognized income tax benefits for the year ended December 31, 2012 is presented in the table below (in thousands). No corresponding rollforward tables are necessary for the years ended December 31, 2013 and 2011.

Balance at January 1, 2012	$45,451
Changes for tax positions of prior years	(45,451)

Balance at December 31, 2012	$—

        During 2008 and 2009, we recorded reserves related to unrecognized income tax benefits and a related income tax receivable for positions taken on the Company's federal income tax returns. We had substantial authority for the tax positions claimed on the tax returns and the related NOL carrybacks but we did not believe that those positions rose to the "more-likely-than-not" threshold for purposes of financial statement recognition. During the year ended December 31, 2012, we successfully completed an audit by the Internal Revenue Service pertaining to the 2003 to 2008 tax years and, as a result thereof, we recognized a related tax benefit of $50.5 million associated with the underlying tax positions during 2012.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

14. Income Taxes (Continued)

        The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes; however, there were no such amounts during the years ended December 31, 2013, 2012 and 2011.

        The income tax receivable of $16.8 million as of December 31, 2012 in the accompanying consolidated balance sheets was a federal income tax refund that we received in 2013.

15. Commitments and Contingencies

        We lease office facilities, sales offices and equipment under cancelable and non-cancelable lease arrangements. Certain of our lease agreements provide standard renewal options and recurring escalations of lease payments for, among other things, increases in the lessors' maintenance costs and taxes. Future minimum payments under non-cancelable leases having an initial or remaining term in excess of one year are summarized in the table below (in thousands).

Years Ending December 31,
2014	$5,357
2015	4,410
2016	2,271
2017	1,218
2018	460
Thereafter	245

Total minimum payments	$13,961

        Rent expense was $5.8 million, $5.3 million and $6.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.

        Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of December 31, 2013, we had $3.8 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $15.9 million as of December 31, 2013, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of December 31, 2013 was $8.9 million, primarily based on development remaining to be completed.

        In accordance with various amenity and equity club documents, we operate certain facilities until control of the amenities is transferred to the membership. Additionally, we are required to fund (i) the cost of constructing club facilities and acquiring related equipment and (ii) operating deficits prior to turnover. We do not currently believe that these obligations will have a material adverse effect on our financial condition, results of operations or cash flows.

        We may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

15. Commitments and Contingencies (Continued)

Legal Proceedings

        The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions pertaining to these proceedings or the ultimate resolution of related litigation.

        One pending proceeding was brought by the Lesina at Hammock Bay Condominium Association, Inc. (the "Lesina Association"), alleging construction defects and other matters. This pending proceeding was filed as a proof of claim in our bankruptcy proceedings during February 2009 in an unliquidated amount. The Company asserted that all prepetition claims for construction defects were barred by the plan of reorganization and bankruptcy discharge and, therefore, we believe that any potential losses will not be material to our financial condition, results of operations and cash flows. During May 2013, the Lesina Association received permission to file a state court action without violating the plan of reorganization and bankruptcy discharge. During May 2013, we filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware and we are vigorously defending this action. As a result of being in the early stages of litigation, we are unable to estimate the amount of any potential loss.

16. Shareholders' Equity

        Common Stock.    In connection with the Reorganization (Note 1), Series A, B, C and D common stock were established with each series representing individual equity ownership interests of our largest secured creditors at that time. All other existing shareholders at that time received nonseries common stock. During May 2012, we offered the holders of our Series A, B, C and D and nonseries common stock the right to purchase their respective pro rata share of 7,923,069 shares of our newly issued Series E common stock (the "Equity Offering"). The Equity Offering was consummated on June 8, 2012 and we ultimately received net proceeds of $48.3 million. The combined net proceeds from the Equity Offering and the issuance of the 2017 Notes were used to prepay the entire outstanding principal of the Subordinated Term Loan (Note 12).

        On July 22, 2013, the Company filed with the Secretary of State of the state of Delaware an amendment to its then existing amended and restated certificate of incorporation to, among other things, effectuate (i) a 10.3 for 1 stock split of its common stock and (ii) an increase of its authorized capital stock to 150,000,000 shares of common stock. Additionally, on July 24, 2013, the Company filed with the Secretary of State of the state of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all of its Series A, B, C, D and E common stock into a single class of common stock. Except for the table immediately following this paragraph, all share and per share amounts of the Company's common stock have been retroactively adjusted in the accompanying consolidated financial statements and notes to reflect the common stock split, the new authorized share amounts and the conversion of our Series A, B, C, D and E common stock into a

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

16. Shareholders' Equity (Continued)

single class of common stock. A summary our pre-split shares of common stock is set forth in the table below.

Pre-Split Common Stock as of December 31, 2012
Series	Authorized	Issued	Treasury	Outstanding
A	181,612	181,612	—	181,612
B	—	—	—	—
C	66,185	66,185	—	66,185
D	143,108	143,108	—	143,108
E	769,230	769,230	—	769,230

	1,160,135	1,160,135	—	1,160,135
Nonseries	819,865	594,446	2,625	591,821

Totals	1,980,000	1,754,581	2,625	1,751,956

        The holders of series and nonseries common stock had equal rights with respect to dividends and liquidation. Each of the Series A through E common stock had the right to nominate and elect one member to our Board of Directors; the holders of nonseries common stock did not have such rights.

        During July 2013, the Company completed its Initial Public Offering and issued 6,819,091 shares of common stock (Note 1).

        Preferred Stock.    In connection with the Reorganization (Note 1), shares of Series A and Series B preferred stock were issued to certain creditors. With respect to such preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on the accompanying consolidated balance sheets, have been cancelled and retired. In accordance with ASC 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been characterized as a preferred stock dividend in the accompanying consolidated statements of operations and deducted from net income to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings (loss) per share. The preferred stock dividend related to the retirement of our Series A preferred stock did not have an impact on our total equity because the liquidating dividend reduced additional paid-in capital by the same amount as the common stock issued in exchange for the Series A preferred stock.

        The preferred stock had no liquidation preferences and was neither redeemable by the holder or the Company nor convertible into shares of our series or nonseries common stock. The rights of the Series A preferred shareholders included, among other things, the right to receive shares of our common stock in the form of a stock dividend each time we achieved a predetermined level of prepetition lender recovery. Additionally, the Series A preferred shareholders had the right to nominate and elect one additional member to our Board of Directors if certain conditions were met.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

17. Stock-Based and Other Non-Cash Long-Term Incentive Compensation

        2010 Equity Plan.    During March 2010, we adopted the WCI Communities, Inc. Long Term Equity Incentive Plan (the "2010 Equity Plan"). The 2010 Equity Plan was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. The 2010 Equity Plan authorizes awards to key employees, officers, nonemployee directors and consultants. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our shareholders. The 2010 Equity Plan allows us the flexibility to grant or award shares of the Company's common stock, stock options, stock appreciation rights, restricted stock awards and other stock-based awards to eligible individuals. During 2010, the Company granted several officers and directors shares of restricted stock under the 2010 Equity Plan, subject to a service requirement with vesting over a period of approximately two and one-half years from the date of grant. As of December 31, 2012, all such shares were fully vested.

        During November 2012, an officer of the Company was granted 77,250 shares of restricted stock under the 2010 Equity Plan. The market price of the shares was determined based on the most recent private transactions involving the Company's common stock in the secondary market. The shares are subject to a service requirement, with 25,750 shares vesting immediately on the date of grant and 25,750 shares vesting on each of the second and third anniversaries of the date of grant.

        During November 2012, an officer of the Company was also granted 77,250 at-the-money nonqualified stock options under the 2010 Equity Plan with an exercise price of $6.31 per share and a contractual term of ten days. All such options vested on the grant date. The grant date fair value of the nonqualified stock option award, calculated using the Black-Scholes option-pricing model, was not significant. As a result, no stock compensation expense was recorded for the stock option award during the year ended December 31, 2012. The nonqualified stock option award was exercised in full within its contractual term and, as a result, we received $0.5 million of proceeds during the year ended December 31, 2012.

        2013 Stock-Based and Other Non-Cash Incentive Plan Activity.    During January 2013, we adopted the WCI Communities, Inc. 2013 Long Term Incentive Plan for key management personnel and the WCI Communities, Inc. 2013 Director Long Term Incentive Plan for non-employee directors of the Company's Board of Directors (collectively, the "Original Plans") and granted 770 and 80 awards, respectively, under those plans to eligible participants. Those plans were approved by our shareholders. A total of 1,000 awards were available to be issued to key management personnel and 80 awards to non-employee directors. The purpose of the Original Plans was to attract and retain key management personnel and non-employee directors and provide such persons with increased interest in the Company's success through the granting of awards. The awards granted in January 2013 vest over a five-year period ending December 31, 2017 and each vested award entitled the holder to receive a cash payment based on the future appreciation of the Company's common stock, contingent upon the earlier occurrence of either of the following events (each a "Payment Event"): (i) a change in control, as defined in the Original Plans, or (ii) the five-year anniversary of the Original Plans. The Original Plans terminate immediately following a Payment Event, unless terminated earlier.

        In accordance with the definition of fair value under ASC 718, Compensation—Stock Compensation ("ASC 718"), the aggregate grant date fair value of the awards under the Original Plans was estimated using a Monte Carlo simulations-based option price model with the following

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

17. Stock-Based and Other Non-Cash Long-Term Incentive Compensation (Continued)

inputs: expected volatility, risk-free interest rate, expected life, dividend yield and the weighted average per share price of the Company's common stock. The fair value of such awards was classified as a liability pursuant to ASC 718 due to the awards' cash-settlement feature. The Company was required to remeasure the liability at each reporting date and recognize compensation expense for the period so that the total inception-to-date recognized compensation expense equaled the equivalent portion of the liability based on the requisite service period rendered as of the reporting date.

        During June 2013, the Company amended the Original Plans (as amended, collectively, the "2013 Amended LTIP Plans"), effective immediately following the Initial Public Offering (Note 1). Under the terms of the 2013 Amended LTIP Plans, in lieu of a cash payment based on the future appreciation of the Company's common stock, as provided under the Original Plans, eligible participants and non-employee directors received deferred stock awards pursuant to which they are eligible to receive approximately 1,090.6 shares of our common stock for each award granted under the Original Plans. The 2013 Amended LTIP Plans also reduced the number of awards available to be issued to key management personnel from 1,000 to 770.

        The table below presents the vesting schedule of the deferred stock awards, subject to certain accelerated vesting conditions, under the 2013 Amended LTIP Plans.

Vesting Date	Key Management Personnel	Non-Employee Directors
Day following the Initial Public Offering	25.00%	25.00%
December 31, 2013(1)	15.00%	—
December 31, 2014	15.00%	18.75%
December 31, 2015	15.00%	18.75%
December 31, 2016	15.00%	18.75%
December 31, 2017	15.00%	18.75%

(1)
Subject to the terms and conditions of the 2013 Amended LTIP Plans, the awards scheduled to vest on December 31, 2013 will be forfeited by a participant upon termination without good reason. As a result, we have assumed a vesting date of December 31, 2017 in our accounting for the related stock-based compensation expense. No other scheduled vesting dates have this limitation and, therefore, the underlying shares are considered earned on each such date.

        In accordance with ASC 718, the abovementioned award modification has been accounted for as the grant of an equity award in settlement of a liability. The related liability was reclassified to additional paid-in capital at the modification date and the modified awards are now being accounted for as equity awards. Under ASC 718, nonvested shares are valued at the fair value of the shares on the modification date if vesting is based on a service or performance condition. Accordingly, the fair value of the 927,000 nonvested shares subject to deferred stock awards under the 2013 Amended LTIP Plans was the market price of such shares on the modification date, which aggregated $14.5 million.

        During June 2013, the Company adopted the WCI Communities, Inc. 2013 Incentive Award Plan (the "2013 Equity Plan"), effective as of June 28, 2013. The 2013 Equity Plan was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. The

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

17. Stock-Based and Other Non-Cash Long-Term Incentive Compensation (Continued)

principal purpose of the 2013 Equity Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The 2013 Equity Plan is also designed to permit us to make equity-based awards and cash-based awards intended to qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended. The 2013 Equity Plan allows us the flexibility to grant a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, dividend equivalents, stock payments, performance awards and other stock-based and cash-based awards. The 2013 Equity Plan will expire on, and no option or other award will be granted thereunder, after the tenth anniversary of its effective date.

        During July 2013, we granted restricted stock awards for 49,600 shares of our common stock under the 2013 Equity Plan to certain key employees. Assuming continuous employment with us, those awards vested or will vest on either the six month or two year anniversary of the date of grant of the award.

        The table below summarizes certain information regarding our stock-based compensation plans as of December 31, 2013.

Stock-Based Compensation Plan	Number of Shares Authorized	Number of Shares Available For Award
2010 Equity Plan(1)	1,174,014	758,399
2013 Amended LTIP Plans(1)	927,000	—
2013 Equity Plan	2,060,000	2,010,853

Totals	4,161,014	2,769,252

(1)
We expect that no further grants will be made under the 2010 Equity Plan and the 2013 Amended LTIP Plans.

        The Company's policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise satisfied without the delivery of shares of common stock to the plan participant, then the underlying shares will generally become available again for award under the affected plan.

        General.    Deferred stock is a right to receive shares of common stock upon fulfillment of specified conditions. Restricted stock represents shares of common stock that preserve the rights of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. The Company's specified condition for vesting is typically continuous employment, subject to certain accelerated vesting conditions. With respect to deferred stock, at the completion of the vesting period or at a later date specified in the grant agreement, common stock is issued to the grantee.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

17. Stock-Based and Other Non-Cash Long-Term Incentive Compensation (Continued)

        Deferred stock and restricted stock activity for the Company's stock-based compensation plans is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Balances at January 1, 2011 (non-vested)	—	185,142	$—	$9.17
Vested	—	(89,506)	—	9.17

Balances at December 31, 2011 (non-vested)	—	95,636	—	9.17
Granted	—	77,250	—	6.31
Vested	—	(114,001)	—	8.52
Forfeited	—	(7,385)	—	9.17

Balances at December 31, 2012 (non-vested)	—	51,500	—	6.31
Granted	927,000	49,600	15.59	15.00
Vested	(231,750)	—	15.59	—
Forfeited	—	(453)	—	15.00

Balances at December 31, 2013 (non-vested)	695,250	100,647	15.59	10.55

        Subsequent to December 31, 2013, 29,662 shares of restricted stock vested upon completion of the requisite service criterion. The Company also granted new restricted stock awards to senior executive officers, key managers and independent directors. Underlying those awards were 117,007 shares of the Company's common stock that will vest in their entirety on either the third anniversary of the date of grant of the award (106,375 shares) or the first business day immediately prior to the Company's 2015 Annual Meeting of Stockholders (10,632 shares) if the individual remains an employee or independent director of the Company.

        The aggregate intrinsic value of restricted stock issued during the years ended December 31, 2012 and 2011 was $0.7 million and $0.5 million, respectively. The aggregate grant date fair value of restricted stock awards that vested during such years was $1.0 million and $0.8 million, respectively. In connection with the adoption of the 2013 Amended LTIP Plans, deferred stock awards with an aggregate grant date fair value of $3.6 million vested during the year ended December 31, 2013; however, the underlying shares (with an intrinsic value of $3.6 million on the date of vesting) will not be issued to the plan participants until January 2018.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

17. Stock-Based and Other Non-Cash Long-Term Incentive Compensation (Continued)

        ASC 718 requires that the fair value of all share-based payments to employees and directors be measured on their grant date and either recognized as expense in the statement of operations over the requisite service period or, if appropriate, capitalized and amortized. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $5.2 million, $0.7 million and $0.8 million, respectively, of expense for all of its stock-based and other non-cash long-term incentive compensation programs in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company has not capitalized any such compensation amounts. For awards with service-only vesting conditions and a graded vesting schedule, stock-based compensation expense is generally recognized on a straight-line basis over the requisite service period of the entire award, which is typically aligned with the underlying stock-based award's vesting period. Compensation expense for deferred stock and restricted stock awards is based on the fair value (i.e., generally, the market price) of the underlying stock on the date of grant. As of December 31, 2013, there was $10.3 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized on a straight-line basis over the remaining requisite service period for each award, the weighted average of which is approximately 3.9 years.

        As a result of the Company's tax position, which is discussed in Note 14, no income tax benefits for stock-based and other non-cash long-term incentive compensation expense have been recognized in the accompanying consolidated statements of operations during the two-year period ended December 31, 2012. However, $2.0 million of the reversal of the Company's deferred tax asset valuation allowances during the year ended December 31, 2013 (Note 14) was attributable to such 2013 compensation expense. Other than increases in its net operating loss carryforwards, the Company realized no income tax benefits from the exercise of stock options or the issuance of restricted stock during the three-year period ended December 31, 2013.

18. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed based on the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

18. Earnings (Loss) Per Share (Continued)

the treasury stock method. The table below sets forth the computations of basic and diluted earnings (loss) per share attributable to the common shareholders of WCI Communities, Inc.

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$146,485	$47,928	$(48,313)
Net loss (income) from continuing operations attributable to noncontrolling interests	163	189	(68)
Preferred stock dividends	(19,680)	—	—

Income (loss) attributable to common shareholders of WCI Communities, Inc. before discontinued operations	126,968	48,117	(48,381)

Consolidated income from discontinued operations	—	2,706	1,988
Net income from discontinued operations attributable to noncontrolling interests	—	—	(732)

Income from discontinued operations attributable to common shareholders of WCI Communities, Inc.	—	2,706	1,256

Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$126,968	$50,823	$(47,125)

Basic weighted average shares outstanding	21,586	14,445	9,883
Effect of dilutive securities:
Stock-based compensation arrangements(1)	94	70	—

Diluted weighted average shares outstanding	21,680	14,515	9,883

Earnings (loss) per share of WCI Communities, Inc.:
Basic
Continuing operations	$5.88	$3.33	$(4.90)
Discontinued operations	—	0.19	0.13

Earnings (loss) per share	$5.88	$3.52	$(4.77)

Diluted
Continuing operations	$5.86	$3.31	$(4.90)
Discontinued operations	—	0.19	0.13

Earnings (loss) per share	$5.86	$3.50	$(4.77)

Antidilutive securities not included in the calculation of diluted earnings (loss) per common share(1)(2)	—	—	155

(1)
For any year with a net loss attributable to common shareholders of WCI Communities, Inc., all common stock equivalents were excluded from the computations of diluted loss per common share because the effect of their inclusion would be antidilutive, thereby reducing the reported loss per share.

(2)
Shares of common stock underlying our stock-based compensation arrangements.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

19. Segment Reporting

        As defined in ASC 280, Segment Reporting ("ASC 280"), our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

        During each of the years ended December 31, 2013, 2012 and 2011, substantially all of the revenues of our reportable segments were generated by our Florida operations. Evaluation of segment performance is based primarily on operating earnings.

        Operations of our Homebuilding segment primarily include the construction and sale of single- and multi-family homes. The results of operations for the Homebuilding segment consist of revenues generated from the delivery of homes and land and home site sales, less the cost of home construction, land and land development costs, asset impairments and selling, general and administrative expenses incurred by the segment.

        Operations of our Real Estate Services segment include providing residential real estate brokerage and title services. The results of operations for the Real Estate Services segment consist of revenues generated primarily from those activities, less the cost of such services, including royalties associated with franchise agreements with third-parties, and selling, general and administrative expenses incurred by the segment.

        Operations of our Amenities segment primarily include the construction, ownership and management of recreational amenities in residential communities that we develop in certain Florida markets. Amenities consist of golf courses and country clubs, marinas and resort-style facilities. The results of operations for the Amenities segment consist of revenues from the sale of equity and nonequity memberships, the sale and lease of marina slips, billed membership dues, and golf and restaurant operations, less the cost of such services, asset impairments and selling, general and administrative expenses incurred by the segment. The Amenities segment also includes discontinued operations associated with our retained and operated amenities that have been classified as assets held for sale. However, in accordance with the provisions of ASC 280, the segment information below does not include the results from our discontinued operations (Note 8).

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

19. Segment Reporting (Continued)

        Each reportable segment follows the same accounting policies as those described in Note 2. The financial position and operating results of our segments, which are included in the table below, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent stand-alone entities during the years presented.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues
Homebuilding	$214,016	$146,926	$57,101
Real estate services	80,096	73,070	68,185
Amenities	23,237	21,012	18,986

Total revenues	$317,349	$241,008	$144,272

Operating earnings (loss)
Homebuilding	$24,700	$14,011	$(34,789)
Real estate services	3,124	1,395	(24)
Amenities	(2,048)	(3,242)	(4,980)
Other income	2,642	7,493	2,294
Interest expense	(2,537)	(6,978)	(16,954)
Expenses related to early repayment of debt	(5,105)	(16,984)	—

Income (loss) from continuing operations before income taxes	$20,776	$(4,305)	$(54,453)

	December 31,
	2013	2012
	(in thousands)
Assets
Homebuilding	$283,386	$186,786
Real estate services	17,723	15,056
Amenities	40,973	38,366
Corporate and unallocated	343,404	107,054

Total assets	$685,486	$347,262

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

20. Quarterly Data (unaudited)

        The tables below summarize certain unaudited financial information for each of the quarters in the two-year period ended December 31, 2013.

	Quarters During the Year Ended December 31, 2013(1)
	First	Second(2)	Third(2)(3)	Fourth(4)
	(in thousands, except per share amounts)
Total revenues	$53,734	$83,337	$85,518	$94,760
Gross margin	10,612	18,094	17,157	19,461
Income (loss) from continuing operations	857	8,812	1,618	135,198
Net income (loss)	857	8,812	1,618	135,198
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	586	8,206	(17,022)	135,198
Supplemental information:
Stock-based and other non-cash long-term incentive compensation expense included in income from continuing operations	1,584	448	2,280	905
Earnings (loss) per share attributable to common shareholders(7):
Basic	$0.03	$0.45	$(0.71)	$5.20
Diluted	0.03	0.45	(0.71)	5.16
Weighted average number of common shares outstanding:
Basic	18,045	18,045	24,138	26,000
Diluted	18,063	18,084	24,138	26,206

	Quarters During the Year Ended December 31, 2012
	First	Second(3)(5)	Third(5)(6)	Fourth
	(in thousands, except per share amounts)
Total revenues	$33,084	$48,509	$54,165	$105,250
Gross margin	2,125	6,967	10,795	24,406
Income (loss) from continuing operations	(6,300)	(18,173)	54,553	17,848
Income (loss) from discontinued operations	(87)	1,584	1,209	—
Net income (loss)	(6,387)	(16,589)	55,762	17,848
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	(6,660)	(16,458)	56,023	17,918
Basic earnings (loss) per share(7):
Continuing operations	$(0.66)	$(1.52)	$3.06	$1.00
Discontinued operations	(0.01)	0.13	0.07	—

Net income attributable to common shareholders	$(0.67)	$(1.39)	$3.13	$1.00

Diluted earnings (loss) per share(7):
Continuing operations	$(0.66)	$(1.52)	$3.05	$0.99
Discontinued operations	(0.01)	0.13	0.07	—

Net income attributable to common shareholders	$(0.67)	$(1.39)	$3.12	$0.99

Weighted average number of common shares outstanding:
Basic	9,938	11,855	17,888	17,974
Diluted	9,938	11,855	17,944	18,040

(1)
There were no discontinued operations during the year ended December 31, 2013.

WCI Communities, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

20. Quarterly Data (unaudited) (Continued)

(2)
Net income (loss) attributable to common shareholders was affected by preferred stock dividends of $0.7 million and $19.0 million during the quarters ended June 30, 2013 and September 30, 2013, respectively (Note 16).

(3)
We recorded expenses related to early repayment of debt of $5.1 million and $17.0 million during the quarters ended September 30, 2013 and June 30, 2012, respectively (Note 12).

(4)
We reversed $125.6 million of our deferred tax asset valuation allowances during the quarter ended December 31, 2013 (Note 14).

(5)
We recorded gains on sales of discontinued operations, net of tax, of $1.4 million and $1.2 million during the quarters ended June 30, 2012 and September 30, 2012, respectively (Note 8).

(6)
We recorded an income tax benefit of $50.5 million during the quarter ended September 30, 2012 related to the reversal of certain reserves (Note 14).

(7)
Primarily due to the effects of issuing shares of our common stock during each of the years ended December 31, 2013 and 2012, the sum of basic and diluted earnings (loss) per share for the four quarters does not agree to the corresponding totals for the full calendar years.

        We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our Homebuilding segment. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year's revenues, income (loss) and cash flows. Accordingly, our revenues and operating results may fluctuate significantly on a quarterly basis. Although we believe that the abovementioned seasonal pattern will likely continue, it may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        The consolidated financial statements of WCI Communities, Inc. and subsidiaries as of December 31, 2013 and 2012, and for each of the two years in the period ended December 31, 2013, appearing in Item 8 of Part II of this Annual Report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm, as set forth in their report thereon appearing in Item 8 of Part II of this Annual Report on Form 10-K, and are included in reliance upon such report given on the authority of such firm as an expert in accounting and auditing.

        The consolidated financial statements of WCI Communities, Inc. and subsidiaries for the year ended December 31, 2011 appearing in Item 8 of Part II of this Annual Report on Form 10-K have been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of Part II of this Annual Report on Form 10-K, and are included in reliance upon such report and upon the authority of such firm as an expert in accounting and auditing.

        During March 2013, we engaged McGladrey LLP to conduct an audit of our consolidated financial statements as of and for the year ended December 31, 2011 in accordance with standards of the Public Company Accounting Oversight Board ("PCAOB") because Ernst & Young LLP had performed tax provision assistance services for us relating to that period. These services were allowable under the American Institute of Certified Public Accountants independence standards, but are not consistent with the independence rules of the Securities and Exchange Commission.

        Neither the report of Ernst & Young LLP relating to our 2013 and 2012 consolidated financial statements nor the report of McGladrey LLP relating to our 2011 consolidated financial statements contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Moreover, during the years ended December 31, 2013, 2012 and 2011, there were no (i) disagreements with either Ernst & Young LLP or McGladrey LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of either Ernst & Young LLP or McGladrey LLP, would have caused either Ernst & Young LLP or McGladrey LLP to make reference to the subject matter of the disagreement(s) in connection with their reports on the consolidated financial statements of WCI Communities, Inc. and subsidiaries or (ii) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

        During March 2013, we engaged McGladrey LLP solely to audit our 2011 consolidated financial statements in accordance with PCAOB standards. Ernst & Young LLP, which did not provide any tax provision services related to our 2012 consolidated financial statements or any other services that are inconsistent with the independence rules of the Securities and Exchange Commission, was engaged to conduct an audit of our consolidated financial statements as of and for the year ended December 31, 2012 in accordance with PCAOB standards. The engagement of both McGladrey LLP to audit our 2011 consolidated financial statements and Ernst & Young LLP to audit our 2012 consolidated financial statements was approved by the audit committee of our board of directors. Prior to engaging each of Ernst & Young LLP and McGladrey LLP, we did not consult with either of them with regard to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered, and neither a written report nor oral advice was provided to us that either Ernst & Young LLP or McGladrey LLP concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

        We have furnished each of Ernst & Young LLP and McGladrey LLP with a copy of the foregoing disclosure and requested that each of Ernst & Young LLP and McGladrey LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. Each of those letters has been filed as an exhibit to this Annual Report on Form 10-K.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

        Unless the context otherwise requires, the terms the "Company," "we," "us" and "our" in Part III of this Annual Report on Form 10-K refer to WCI Communities, Inc. and its subsidiaries and the term "WCI" refers only to WCI Communities, Inc.

Item 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2014 Annual Meeting of Stockholders under the headings "Item 1—Election of Directors," "Corporate Governance" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance," which proxy statement is expected to be filed on or before April 30, 2014.

Executive Officers

        Below is information regarding our executive officers. Vivien N. Hastings and Reinaldo L. Mesa were executive officers of WCI's predecessor company at and from the time it filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code on August 4, 2008 through its emergence from bankruptcy.

        Keith E. Bass, age 49, has served as our President and Chief Executive Officer since December 2012 and as a member of our board of directors since March 2012. Mr. Bass has over 25 years of homebuilding experience and, prior to joining the Company, held a number of senior executive leadership positions at national homebuilding and development companies. Before becoming our chief executive officer, Mr. Bass was President of Pinnacle Land Advisers from 2011 to November 2012. From 2003 to 2011, he was an executive with The Ryland Group ("Ryland"), with his most recent position (from 2008 to 2011) as Senior Vice President of Ryland and President of Ryland's South U.S. Region (covering Florida, Georgia, North Carolina, South Carolina and Texas). From 2003 to 2008, he held the various titles of SE U.S. Region President, Orlando Division President and Vice President, Land Resources—SE U.S. Region. Prior to Ryland, Mr. Bass was President of the Florida Region of Taylor Woodrow from 1997 to 2003. Mr. Bass holds a bachelor's degree in business administration from North Carolina Wesleyan College and is a licensed general contractor and a licensed real estate broker in the state of Florida. We believe his experience in the real estate industry and leadership in management make Mr. Bass well-qualified to serve on our board of directors.

        Russell Devendorf, age 40, has served as our Senior Vice President and Chief Financial Officer since November 2008 and is responsible for the Company's accounting, finance, tax, risk management and information technology systems. Prior to joining the Company, Mr. Devendorf held positions as Vice President—Finance of Meritage Homes Corporation from May 2008 to November 2008 and from March 2002 to May 2008 served in several senior level finance roles with TOUSA, Inc., a national homebuilding company, including most recently as Vice President, Treasurer and Secretary. He also served as an auditor at Ernst & Young LLP in their real estate practice and is a Certified Public Accountant and Certified Treasury Professional. Mr. Devendorf received both a B.S. and Master of Accounting with a tax concentration from The Florida State University.

        Vivien N. Hastings, age 62, has served as our Senior Vice President, Secretary and General Counsel since 1998. Ms. Hastings joined the Company in 1990 and held various positions in its legal department prior to becoming General Counsel. From 1982 to 1989, Ms. Hastings served as Vice President and Co-General Counsel of Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co. Prior to her tenure with Merrill Lynch, she was an associate with the law firm of Winston & Strawn LLP. Ms. Hastings holds a B.A. from the University of Connecticut and a J.D. from Washington University School of Law.

        Paul J. Erhardt, age 45, has served as our Senior Vice President of Homebuilding and Development and President of our South Region since November 2013. He is responsible for overseeing homebuilding operations, community planning, entitlements and land development for our South Region. From March 2013 until November 2013, Mr. Erhardt served as our Senior Vice President of Homebuilding and Development where he was responsible for overseeing our company-wide homebuilding operations, as well as community planning, entitlements and land development. Mr. Erhardt joined the Company as a Project Manager in 2004 and was named Senior Project Manager in 2005, Vice President in 2009 and Senior Vice President of Community Development and Operations in 2011, the last of which positions he held until his current role. Prior to joining the Company, Mr. Erhardt led supply chain improvement programs as Director of Operations Programs for World Kitchen, Inc. from 2001 to 2003. Prior to joining World Kitchen, Inc., Mr. Erhardt was a management consultant with Booz Allen & Hamilton from 1996 to 2001 and a practicing Certified Public Accountant with Arthur Andersen & Company from 1990 to 1995. He currently sits on multiple homeowner, condominium and community development district boards on behalf of the Company. Mr. Erhardt holds both a B.B.A. and M.B.A. from the University of Michigan with a Concentration in Corporate Strategy and Operations.

        David T. Ivin, age 55, has served as our Senior Vice President of Homebuilding and Development and President of our North Region since he joined the Company in November 2013. He is responsible for overseeing homebuilding operations, community planning, entitlements and land development for our North Region. Mr. Ivin has over 30 years of professional homebuilding experience, holding various senior executive leadership positions at national homebuilding and development companies. Prior to joining the Company, Mr. Ivin served as Asset Manager with Starwood Land Ventures, managing all of its communities in West Florida from 2010 to 2013. Prior to joining Starwood Land Ventures, Mr. Ivin was a Division President at Centex Homes from 2004 to 2008, covering all of its Tampa, Florida operations, and from 1994 to 2004 he was the Regional Director in West Florida for Taylor Woodrow Communities. From 1991 to 1994, Mr. Ivin served as Division President of Ryland Homes (Charleston, South Carolina) and prior to that he held various construction and sales positions at Ryan Homes in Virginia. Mr. Ivin holds an M.B.A. from the University of North Carolina and a B.S. in Civil Engineering from Cornell University.

        Reinaldo L. Mesa, age 52, has served as our Senior Vice President of Real Estate Services since September 2009 and as President and Chief Executive Officer of Watermark Realty, Inc. since January 2010. Previously, Mr. Mesa served as President of Prudential Florida Realty, beginning in March 2005, and has held various other positions at Prudential Florida Realty since he joined the Company in 1999. Prior to joining the Company, Mr. Mesa served as Miami-Dade District Manager with Coldwell Banker Residential Real Estate. He previously owned his own real estate brokerage that he ultimately sold in 1997 to NRT LLC, which operates Coldwell Banker Residential Real Estate. Mr. Mesa is a certified real estate broker and a certified residential specialist. Mr. Mesa also serves as a National Association of Realtors® ("NAR") Director and serves on the NAR Executive Committee, Large Residential Firms Advisory & Involvement Board and 2014 NAR Liaison Committee to Second Century Ventures. Mr. Mesa also previously served as a Director of the National Association of Hispanic Real Estate Professionals. Mr. Mesa has been in the real estate industry since 1981.

        John B. McGoldrick, age 47, has served as our Senior Vice President of Human Resources since August 2013. Mr. McGoldrick oversees all aspects of the Company's human resources and corporate services functions, including recruiting, human resources administration, compensation and benefits, payroll, organization development, training and corporate services/facilities activities. Mr. McGoldrick joined the Company in 2002 and held various positions in its Human Resources department prior to becoming Senior Vice President in August 2013. Prior to joining the Company, Mr. McGoldrick was Director of Human Resources, Compensation & Benefits from 2001 to 2002 for Orius Telecom Services, Inc., a private company in the telecommunications industry. He was Senior Manager of Human Resources Administration for Ocwen Financial Corporation, a publicly traded global financial services provider, from 1994 to 2001. Mr. McGoldrick holds a bachelor's degree from Villanova University.

Code of Business Conduct and Ethics

        We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is posted on our website at www.wcicommunities.com under Investor Relations. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K and New York Stock Exchange rules regarding any amendment to, or a waiver from, certain provisions of our code of business conduct and ethics by posting such information on our website under Investor Relations.

Item 11.    Executive Compensation

        The information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2014 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation," which proxy statement is expected to be filed on or before April 30, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Except as set forth in the table below, the information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2014 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which proxy statement is expected to be filed on or before April 30, 2014.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2013
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	927,000	not applicable	2,769,252
Equity compensation plans not approved by security holders	—	not applicable	—

Totals	927,000		2,769,252	(1)

(1)
This amount represents the total number of shares available for issuance as of December 31, 2013 under shareholder-approved equity plans and is comprised of (i) 758,399 shares under the WCI Communities, Inc. Long Term Equity Incentive Plan and (ii) 2,010,853 shares under the WCI Communities, Inc. 2013 Incentive Award Plan.

        See Note 17 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed information about our stock-based compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2014 Annual Meeting of Stockholders under the headings "Certain Relationships" and "Corporate Governance," which proxy statement is expected to be filed on or before April 30, 2014.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2014 Annual Meeting of Stockholders under the heading "Item 2—Ratification of Independent Registered Public Accounting Firm," which proxy statement is expected to be filed on or before April 30, 2014.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

        The following documents are filed as part of this Annual Report on Form 10-K.

(a)(1)	Financial Statements: all consolidated financial statements are included in Item 8 of Part II of this Annual Report on Form 10-K on page 90.
(a)(2)
Financial Statement Schedules: schedules have been omitted because of the absence of conditions under which they are required or because the required information has been included in the consolidated financial statements or notes thereto in Item 8 of Part II of this Annual Report on Form 10-K on page 90.
(a)(3)	Exhibits: the exhibits listed below in the Index to Exhibits are filed with or furnished with this Annual Report on Form 10-K, as designated in such index, or are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Debtors' Second Amended Joint Plan of Reorganization filed pursuant to Chapter 11 of Title 11 of the U.S. Bankruptcy Code filed on July 17, 2009 with the U.S. Bankruptcy Court for the District of Delaware in Case No. 08-11643 (Jointly Administered)	S-1	333-188866	2.1	5/24/13

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended on July 24, 2013	10-Q	001-36023	3.1	8/20/13

3.2	Amended and Restated Bylaws of WCI Communities, Inc., as amended on July 24, 2013	10-Q	001-36023	3.2	8/20/13

4.1	Registration Rights Agreement, dated July 2, 2013, by and between WCI Communities, Inc. and WCI Communities, Inc. Creditor Trust	S-1/A	333-188866	4.5	7/9/13

4.2	Registration Rights Agreement, dated July 24, 2013, by and among WCI Communities, Inc., affiliates of Monarch Alternative Capital LP and Stonehill Institutional Partners, L.P.	10-Q	001-36023	4.2	8/20/13

4.3	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and affiliates of Monarch Alternative Capital LP	10-Q	001-36023	4.3	8/20/13

4.4	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and Stonehill Institutional Partners, L.P.	10-Q	001-36023	4.4	8/20/13

4.5	Indenture, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	8-K	001-36023	4.1	8/8/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6		Registration Rights Agreement, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Citigroup Global Markets Inc., as representative for the initial purchasers	8-K	001-36023	10.1	8/8/13

4.7		Specimen Certificate for shares of common stock	S-1/A	333-188866	4.1	7/9/13

4.8		Form of 6 7/8% Senior Note	8-K	001-36023	Exhibit A to 4.1	8/8/13

4.9		Form of Notation of Guarantee	8-K	001-36023	Exhibit F to 4.1	8/8/13

10.1		Form of Indemnification Agreement for Directors and Officers	S-1/A	333-188866	10.1	7/9/13

10.2	#	WCI Communities, Inc. 2013 Incentive Award Plan	10-Q	001-36023	10.5	8/20/13

10.3	#	WCI Communities, Inc. Senior Executive Incentive Bonus Plan	10-Q	001-36023	10.6	8/20/13

10.4		Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25	5/30/13

10.5	##	First Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25(a)	5/30/13

10.6	##	Second Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25(b)	5/30/13

10.7	#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan	S-1/A	333-188866	10.27	7/15/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	#	WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan (Employees)	S-1/A	333-188866	10.10(a)	7/15/13

10.9	#	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan	S-1/A	333-188866	10.11(a)	7/15/13

10.10	#	WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.12 (a)	7/15/13

10.11	#	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.13(a)	7/15/13

10.12		Exchange Agreement, dated July 2, 2013, by and between WCI Communities, Inc. and WCI Communities, Inc. Creditor Trust	S-1/A	333-188866	10.26	7/9/13

10.13		Credit Agreement, dated August 27, 2013, among WCI Communities, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto	8-K	001-36023	10.1	8/29/13

10.14		Note Purchase Agreement, dated June 8, 2012, by and among WCI Communities, Inc., the guarantors party thereto, the noteholders party thereto and Wilmington Trust, National Association, as amended	S-1	333-188866	10.2	5/24/13

10.14	(a)	Amendment and Waiver Letter to Note Purchase Agreement, dated November 20, 2012, among WCI Communities, Inc., the guarantors party thereto, Wilmington Trust, National Association and the noteholders named therein	S-1	333-188866	10.2(a)	5/24/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	(b)	Amendment and Waiver Letter to Note Purchase Agreement, dated April 25, 2013, among WCI Communities, Inc., the guarantors party thereto, Wilmington Trust, National Association and the noteholders named therein	S-1	333-188866	10.2(b)	5/24/13

10.15		Loan Agreement, dated February 28, 2013, by and between Stonegate Bank, WCI Communities, Inc. and WCI Communities, LLC	S-1	333-188866	10.3	5/24/13

10.16		Letter of Credit Agreement, dated January 19, 2009, by and between WCI Communities, LLC and Bank of America, N.A., as amended	S-1	333-188866	10.4	5/24/13

10.16	(a)	First Amendment to Letter of Credit Agreement, dated November 21, 2011, by and between WCI Communities, LLC and Bank of America, N.A.	S-1	333-188866	10.4(a)	5/24/13

10.16	(b)	Second Amendment to Letter of Credit Agreement, dated July 1, 2012, by and between WCI Communities, LLC and Bank of America, N.A.	S-1	333-188866	10.4(b)	5/24/13

10.16	(c)	Third Amendment to Letter of Credit Agreement, dated November 30, 2012, by and between WCI Communities, LLC and Bank of America, N.A.	S-1	333-188866	10.4(c)	5/24/13

10.17		Lease Agreement, dated November 19, 2010, by and between Walden Center LP and WCI Communities, LLC, as amended	S-1	333-188866	10.5	5/24/13

10.17	(a)	Amendment to Lease Agreement, dated June 11, 2012, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5(a)	5/24/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	(b)	Second Amendment to Lease Agreement, dated April 11, 2013, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5(b)	5/24/13

10.17	(c)	Third Amendment to Lease Agreement, dated April 11, 2013, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5(c)	5/24/13

10.17	(d)	Fourth Amendment to Lease Agreement, dated September 19, 2013, by and between Walden Center LP and WCI Communities, LLC					*

10.18	#	WCI Communities, Inc. Long Term Equity Incentive Plan, as amended	S-1	333-188866	10.6	5/24/13

10.18	(a)#	Amendment to WCI Communities, Inc. Long Term Equity Incentive Plan, dated May 14, 2012	S-1	333-188866	10.6(a)	5/24/13

10.18	(b)#	Second Amendment to WCI Communities, Inc. Long Term Equity Incentive Plan, dated July 26, 2012	S-1	333-188866	10.6(b)	5/24/13

10.19	#	Form of Employee Restricted Stock Agreement under the WCI Communities, Inc. Long Term Equity Incentive Plan	S-1	333-188866	10.7	5/24/13

10.20	#	Employment Agreement, dated November 29, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Keith E. Bass	S-1	333-188866	10.16	5/24/13

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	#	Amended and Restated Employment Agreement, dated August 29, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Russell Devendorf	S-1	333-188866	10.17	5/24/13

10.22	#	Amended and Restated Employment Agreement, dated April 15, 2013, by and between Watermark Realty, Inc., WCI Communities, Inc., WCI Communities, LLC and Reinaldo L. Mesa	S-1	333-188866	10.18	5/24/13

10.23	#	Employment Agreement, dated August 22, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Paul J. Erhardt	S-1	333-188866	10.19	5/24/13

10.24	#	Second Amended and Restated Employment Agreement, dated August 16, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Vivien N. Hastings	S-1	333-188866	10.20	5/24/13

10.25	#	Employment Agreement, dated January 10, 2014, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and David T. Ivin					*

10.26	#	WCI Communities, Inc. 2013 Management Incentive Compensation Plan	S-1	333-188866	10.23	5/24/13

10.27	#	WCI Communities, Inc. 2014 Management Incentive Compensation Plan					*

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan (Employees and Directors)					*

10.29	#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for certain Directors					*

16.1		Letter of Ernst & Young LLP, independent registered public accounting firm					*

16.2		Letter of McGladrey LLP, independent registered public accounting firm					*

21.1		List of Subsidiaries of WCI Communities, Inc.					*

23.1		Consent of independent registered public accounting firm (Ernst & Young LLP)					*

23.2		Consent of independent registered public accounting firm (McGladrey LLP)					*

31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1		Section 1350 Certification of Chief Executive Officer					**

32.2		Section 1350 Certification of Chief Financial Officer					**

101.INS	†	XBRL Instance Document					**

101.SCH	†	XBRL Taxonomy Extension Schema Document					**

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document					**

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document					**

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

†
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI COMMUNITIES, INC.
By:	/s/ KEITH E. BASS Keith E. Bass	President and Chief Executive Officer	February 27, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KEITH E. BASS Keith E. Bass	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
/s/ RUSSELL DEVENDORF Russell Devendorf	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ JOHN J. FERRY III John J. Ferry III	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ STEPHEN D. PLAVIN Stephen D. Plavin	Director and Chairman of the Board of Directors	February 27, 2014
/s/ PATRICK J. BARTELS, JR. Patrick J. Bartels, Jr.	Director	February 27, 2014
/s/ MICHELLE MACKAY Michelle MacKay	Director	February 27, 2014
/s/ DARIUS G. NEVIN Darius G. Nevin	Director	February 27, 2014
/s/ CHARLES C. REARDON Charles C. Reardon	Director	February 27, 2014
/s/ CHRISTOPHER E. WILSON Christopher E. Wilson	Director	February 27, 2014