Form 10-Q
period 2014-03-31
WCI Communities, Inc.
filed 2014-05-06
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Common shares outstanding as of May 6, 2014:  25,975,991

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$194,662	$213,352
Restricted cash	11,884	8,911
Notes and accounts receivable	4,966	7,107
Real estate inventories	296,829	280,293
Property and equipment, net	24,766	24,479
Other assets	21,212	18,101
Income tax receivable	82	77
Deferred tax assets, net of valuation allowances	124,024	125,646
Goodwill	7,520	7,520
Total assets	$685,945	$685,486

Liabilities and Equity
Accounts payable and other liabilities	$45,072	$54,920
Customer deposits	28,618	20,702
Senior notes	200,000	200,000
Total liabilities	273,690	275,622

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,824,734 shares issued and 25,787,999 shares outstanding at March 31, 2014; 25,795,072 shares issued and 25,768,035 shares outstanding at December 31, 2013	258	258
Additional paid-in capital	299,380	298,530
Retained earnings	110,464	108,984
Treasury stock, at cost, 36,735 shares and 27,037 shares at March 31, 2014 and December 31, 2013, respectively	(374)	(196)
Total WCI Communities, Inc. shareholders’ equity	409,728	407,576
Noncontrolling interests in consolidated joint ventures	2,527	2,288
Total equity	412,255	409,864
Total liabilities and equity	$685,945	$685,486

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues
Homebuilding	$47,995	$30,491
Real estate services	18,463	16,429
Amenities	7,322	6,814
Total revenues	73,780	53,734

Cost of Sales
Homebuilding	34,548	20,656
Real estate services	18,582	16,032
Amenities	6,816	6,434
Total cost of sales	59,946	43,122

Gross margin	13,834	10,612

Other income	(365)	(209)
Selling, general and administrative expenses	10,322	9,164
Interest expense	498	885
	10,455	9,840
Income from operations before income taxes	3,379	772
Income tax benefit (expense)	(1,660)	85
Net income	1,719	857
Net income attributable to noncontrolling interests	(239)	(271)
Net income attributable to common shareholders of WCI Communities, Inc.	$1,480	$586

Earnings per share attributable to common shareholders of WCI Communities, Inc.:

Basic	$0.06	$0.03

Diluted	$0.06	$0.03

Weighted average number of shares of common stock outstanding:

Basic	26,015	18,045

Diluted	26,231	18,063

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2014 and 2013

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2014	—	$—	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864

Net income	—	—	—	—	—	1,480	—	239	1,719
Stock-based compensation expense	—	—	—	—	812	—	—	—	812
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	30	—	38	—	—	—	38
Purchases of treasury stock	—	—	—	—	—	—	(178)	—	(178)

Balance at March 31, 2014	—	$—	25,825	$258	$299,380	$110,464	$(374)	$2,527	$412,255

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance at January 1, 2013	10	$—	—	$—	18,072	$181	$203,833	$(37,664)	$(196)	$2,451	$168,605

Net income	—	—	—	—	—	—	—	586	—	271	857
Stock-based compensation expense	—	—	—	—	—	—	20	—	—	—	20

Balance at March 31, 2013	10	$—	—	$—	18,072	$181	$203,853	$(37,078)	$(196)	$2,722	$169,482

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities
Net income	$1,719	$857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	195	135
Amortization of debt discounts	—	102
Depreciation	588	463
Provision for bad debts	155	259
Loss on sale of property and equipment	—	2
Deferred income tax expense	1,660	—
Non-cash long-term incentive compensation expense	—	1,564
Stock-based compensation expense	812	20
Changes in assets and liabilities:
Restricted cash	(2,973)	332
Notes and accounts receivable	1,986	802
Real estate inventories	(16,924)	(14,861)
Other assets	(3,104)	(4,703)
Income tax receivable	(5)	16,746
Accounts payable and other liabilities	(9,601)	(1,061)
Customer deposits	7,916	3,997
Net cash provided by (used in) operating activities	(17,576)	4,654

Investing activities
Additions to property and equipment	(875)	(404)
Net cash used in investing activities	(875)	(404)

Financing activities
Payments of debt issuance costs	(25)	(248)
Payments of community development district obligations	(36)	(79)
Purchases of treasury stock	(178)	—
Net cash used in financing activities	(239)	(327)

Net increase (decrease) in cash and cash equivalents	(18,690)	3,923
Cash and cash equivalents at the beginning of the period	213,352	81,094
Cash and cash equivalents at the end of the period	$194,662	$85,017

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

1.              Organization and Description of the Business

WCI Communities, Inc. is a lifestyle community developer and luxury homebuilder in several of Florida’s coastal markets.  Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in these notes to unaudited consolidated financial statements refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.  Our business is organized into three operating segments: homebuilding, real estate services and amenities.  Our homebuilding operations design, sell and build single- and multi-family homes targeting move-up, second-home and active adult buyers.  Our real estate services businesses include real estate brokerage and title services.  Our amenities operations own and operate golf courses and country clubs, marinas and resort-style amenity facilities within many of our communities.

On August 4, 2008, WCI’s predecessor company and certain subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  The Debtors filed a joint plan of reorganization, which was declared effective on September 3, 2009, and the Debtors emerged from bankruptcy on that date.  In conjunction with the emergence from bankruptcy, WCI Communities, Inc. was formed as a holding company that owns 100% of the equity in WCI Communities, LLC and WCI Communities Management, LLC.

On July 30, 2013, the Company completed its initial public offering (the “Initial Public Offering”), issuing 6,819,091 shares of its common stock, par value $0.01 per share, at a price to the public of $15.00 per share.  The shares trade on the New York Stock Exchange under the ticker symbol “WCIC.”  The net proceeds from the sale of common stock in the Initial Public Offering were $90.3 million after deducting underwriting discounts and offering expenses payable by the Company.  The Company intends to use the net proceeds from the offering for general corporate purposes, including the acquisition and development of land and home construction.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to, among other things, the seasonal nature of our business.  We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our homebuilding operating segment. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, income (loss) and cash flows. Accordingly, our revenues and operating results may fluctuate significantly on a quarterly basis.  Although we believe that the abovementioned seasonal pattern will likely continue, it may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors.  As a result, our operating results may not follow the historical trends.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. For further information, refer to our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K (our “2013 Form 10-K”) that was filed with the Securities and Exchange Commission on February 27, 2014.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”), as defined under ASC 810, Consolidation (“ASC 810”), but which the Company has the ability to exercise control.  In accordance with ASC 323, Investments — Equity Method and Joint Ventures, the equity method of accounting is applied to those investments in joint ventures that are not VIEs and the Company has either less than a controlling interest, substantive participating rights or is not the primary beneficiary, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation.

The Company’s operations involve real estate development and sales and, as such, it is not possible to precisely measure the duration of its operating cycle.  The accompanying consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.  Actual results could significantly differ from those estimates.

Recently Issued Accounting Pronouncement

On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  Among other things, ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide supplemental disclosures about disposal transactions that do not meet the criteria for recognition as a discontinued operation.  ASU 2014-08 is effective prospectively in periods beginning on or after December 15, 2014 for all disposals, except for disposals classified as held for sale before an entity’s adoption date, or components of an entity initially classified as held for sale.   Early adoption of ASU 2014-08 is permitted.  As such, the Company retroactively adopted ASU 2014-08 on January 1, 2014; however, it did not have a material impact on the Company or the presentation of its consolidated financial statements.

3.              Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	March 31,	December 31,
	2014	2013
	(in thousands)

Land and land improvements held for development or sale	$204,863	$207,810
Work in progress	55,680	38,486
Completed inventories	27,718	25,372
Investments in amenities	8,568	8,625
Total real estate inventories	$296,829	$280,293

Work in progress includes homes and related home site costs in various stages of construction.  Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy.  The carrying values of land and land improvements held for sale were $1.8 million as of both March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, single- and multi-family inventories represented approximately 90% and 89%, respectively, of total real estate inventories.  As of March 31, 2014 and December 31, 2013, tower inventories, which consisted solely of land and land improvements, represented approximately 7% and 8%, respectively, of total real estate inventories.

Our capitalized interest activity is summarized in the table below.

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Capitalized interest at the beginning of the period	$15,443	$7,959
Interest incurred	3,762	3,430
Interest expensed	(498)	(885)
Interest charged to cost of sales	(985)	(493)
Capitalized interest at the end of the period	$17,722	$10,011

4.              Property and Equipment, net

Property and equipment, net is summarized in the table below.

	Estimated
	Useful Life	March 31,	December 31,
	(In Years)	2014	2013
		(in thousands)

Land and land improvements	10 to 15	$13,997	$13,907
Buildings and improvements	5 to 40	14,901	14,323
Furniture, fixtures and equipment	3 to 7	6,387	6,180
		35,285	34,410
Accumulated depreciation		(10,519)	(9,931)
Property and equipment, net		$24,766	$24,479

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.8 million as of both March 31, 2014 and December 31, 2013.

5.             Other Assets

Other assets are summarized in the table below.

	March 31,	December 31,
	2014	2013
	(in thousands)

Debt issuance costs, net of accumulated amortization of $529 and $334 at March 31, 2014 and December 31, 2013, respectively	$5,571	$5,588
Prepaid expenses	7,419	5,078
Cash held by community development districts (Note 7)	3,585	3,466
Land acquisition deposits	1,294	610
Other	3,343	3,359
Total other assets	$21,212	$18,101

6.              Accounts Payable and Other Liabilities

Accounts payable and other liabilities are summarized in the table below.

	March 31,	December 31,
	2014	2013
	(in thousands)

Accounts payable	$17,085	$22,113
Deferred revenue and income	8,822	8,310
Community development district obligations (Note 7)	6,871	7,271
Accrued interest	1,863	5,588
Accrued compensation and employee benefits	1,645	4,368
Warranty reserves	1,719	1,558
Other	7,067	5,712
Total accounts payable and other liabilities	$45,072	$54,920

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Warranty reserves at the beginning of the period	$1,558	$1,077
Additions to reserves for new home deliveries	244	157
Payments for warranty costs	(83)	(91)
Adjustments to prior year warranty reserves	—	(52)
Warranty reserves at the end of the period	$1,719	$1,091

During the three months ended March 31, 2014 and 2013, net warranty expense of $0.2 million and $0.1 million, respectively, was included in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations.

7.              Community Development District Obligations

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

In connection with the development of certain of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. There are two primary types of bonds issued by a CDD, type “A” and “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation.

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $33.0 million as of both March 31, 2014 and December 31, 2013, which represented outstanding amounts payable from all landowners within our communities. The CDD bond obligations outstanding as of March 31, 2014, mature during 2014 and through 2034.  As of March 31, 2014 and December 31, 2013, we recorded CDD bond obligations of $6.9 million and $7.3 million, respectively, net of debt discounts of $1.3 million and $1.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $3.7 million and $3.6 million as of March 31, 2014 and December 31, 2013, respectively.  Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $3.6 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively, and was included in other assets on the accompanying unaudited consolidated balance sheets (Note 5).  As of both March 31, 2014 and December 31, 2013, cash related to the “B” bonds, which has a right of setoff, was $0.1 million and was recorded as a reduction of our CDD bond obligations.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding.  Therefore, at March 31, 2014 and December 31, 2013, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds.  In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities, we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations.  As a result, $23.6 million of the $24.0 million existing CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets as of those dates.  During April 2014, we sold $23.6 million of the aforementioned CDD bonds and received net proceeds, including accrued and unpaid interest, of $22.7 million.  The scheduled debt service payment on May 1, 2014 satisfied all the other CDD bonds previously held by us.  Accordingly, we are no longer the holder of any such CDD bonds.  As a result of these transactions, the Company’s CDD obligations will increase by approximately $21.7 million during the three months ending June 30, 2014, which represents our discounted proportionate share of the outstanding CDD bonds.

8.              Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Notes 12 and 21 to the audited consolidated financial statements in our registration statement on Form S-4 (Amendment No. 2) that was filed with the Securities and Exchange Commission on April 28, 2014.

Senior Notes.  During August 2013, the Company completed the issuance of its 6.875% Senior Notes due 2021 (the “2021 Notes”) in the aggregate principal amount of $200.0 million.  The 2021 Notes were offered and sold in a private transaction either to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the U.S. under Regulation S of the Securities Act.  One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the 2021 Notes when they were originally issued by us and those entities sold their notes during March 2014.  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were $195.5 million after deducting fees and expenses payable by us.  The Company used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of its Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  We intend to use the remainder of the net proceeds from the Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

The 2021 Notes are senior unsecured obligations of WCI Communities, Inc. (“WCI”) that are fully and unconditionally guaranteed on a joint and severable and senior unsecured basis by certain of WCI’s subsidiaries (collectively, the “Guarantors”).  Each of the Guarantors is directly or indirectly owned 100% by WCI.  There are no significant restrictions on the ability of any of the Guarantors to pay dividends, provide loans or otherwise make payments to WCI.  Each of the Guarantors will be released and relieved of its guarantee obligations pertaining to the 2021 Notes: (i) in the event of a sale or other disposition of all of the assets of one or more of the Guarantors, by way of merger, consolidation or otherwise; (ii) upon designation of a Guarantor as an unrestricted subsidiary in accordance with the terms of the indenture governing the 2021 Notes (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”); (iii) in connection with the dissolution of a Guarantor under applicable law in accordance with the Indenture; (iv) upon release or discharge of the guarantee that resulted in the creation of such guarantee of the 2021 Notes; (v) if WCI exercises its legal defeasance option or covenant defeasance option; or (vi) if its obligations under the Indenture are discharged in accordance with the terms of the Indenture.  Separate condensed consolidating financial statements of the Company are not provided herein because: (i) WCI has no independent assets or operations; (ii) the guarantees provided by the Guarantors are full and unconditional and joint and several; and (iii) the total assets, equity and operations of WCI’s non-guarantor subsidiaries are individually and in the aggregate minor.

In connection with the issuance of the 2021 Notes, the Company, the Guarantors and the initial purchasers of the 2021 Notes entered into an Exchange and Registration Rights Agreement (the “Registration Rights Agreement”).  The Registration Rights Agreement requires the Company to: (a) file an exchange offer registration statement with respect to an offer to exchange the unregistered 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical, in all material respects, to those of the 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest); (b) use its commercially reasonable efforts to cause the registration statement to become effective; (c) as soon as reasonably practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes for surrender of the 2021 Notes; and (d) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the registered exchange offer is sent to holders of the 2021 Notes.  In the event that we cannot effect the exchange offer within the prescribed time period and in certain other circumstances described in the Registration Rights Agreement, the Company will file a “shelf registration statement” that would allow some or all of the 2021 Notes to be offered to the public in the U.S.  If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, it will be required to pay special interest to the holders of the 2021 Notes.

In connection with the Company’s obligations under the Registration Rights Agreement, we filed a registration statement on Form S-4 on March 27, 2014 (as amended on March 31, 2014 and April 28, 2014), which was declared effective by the Securities and Exchange Commission on May 2, 2014.  On May 5, 2014, we sent a notice of the registered exchange offer to the holders of the 2021 Notes offering them publicly registered notes in exchange for the surrender of their existing notes.  We intend to keep the registered exchange offer open until at least June 4, 2014.  In connection with the filing of the registration statement and its amendments, we incurred $0.2 million of debt issuance costs through March 31, 2014.

Revolving Credit Arrangements.  During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), providing for a revolving line of credit of up to $75.0 million.  The commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement.  In addition, a portion of the Revolving Credit Facility is available for the issuance of letters of credit.  The Company has never borrowed under the Revolving Credit Facility.  As of May 6, 2014, there were no limitations on the Company’s borrowing capacity under the Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida.  During its initial 36 months, the loan is structured as a revolving credit facility whereby the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time.  The WCI Parties have never borrowed under this credit facility; however, $2.0 million of outstanding letters of credit as of May 6, 2014 limited the borrowing capacity thereunder on such date to $8.0 million.

Other.  As of March 31, 2014, we were in compliance with all of the covenants contained in our debt agreements.

9.              Fair Value Disclosures

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

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)

Senior Notes due 2021	$200,000	$207,500	$200,000	$199,000
Community development district obligations	6,871	8,113	7,271	8,447

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

The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the three months ended March 31, 2014 and 2013.

The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, income taxes receivable, accounts payable and other liabilities, and customer deposits were estimated to approximate their fair values.

10.       Income Taxes

The following discussion regarding our income taxes should be read in conjunction with Notes 2 and 14 to the audited consolidated financial statements in our 2013 Form 10-K.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled.  Changes in tax rates are recognized in earnings in the period in which the changes are enacted.  The components of the Company’s income tax benefit (expense) are summarized in the table below.

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Federal	$(1,316)	$—
State	(344)	85
Income tax benefit (expense)	$(1,660)	$85

The Company’s effective income tax rate during the three months ended March 31, 2014 was 52.9% (after excluding net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements).  Such rate was higher than the customary blended federal and state income tax rate primarily due to certain non-deductible stock-based compensation expense, partially offset by reductions in the Company’s deferred tax asset valuation allowances during such period.  Due to the effects of changes in the Company’s deferred tax asset valuation allowances, its effective income tax rate during the three months ended March 31, 2013 was not meaningful as the income tax benefit for such period did not directly correlate to the Company’s income from operations before income taxes.  Specifically, during the three months ended March 31, 2013, the Company (i) used a portion of its deferred tax asset valuation allowance to fully offset the income taxes on income from operations and (ii) recognized a benefit due to a state tax refund from a prior year.

The Company had no unrecognized income tax benefits at either March 31, 2014 or December 31, 2013.  We believe that the Company’s federal and state tax filing positions and tax deductions would be sustained on audit and we do not anticipate any adjustments that would result in a material change thereto.

ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a “more-likely-than-not” standard.  A valuation allowance must be established when it is more-likely-than-not that some or all of a company’s deferred tax assets will not be realized.  We assess our deferred tax assets on a quarterly basis, including the benefits from federal and state net operating loss carryforwards, to determine if valuation allowances are required.  When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence.  If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance will be recorded though the provision for income taxes.

As of December 31, 2013, we reviewed the evidence that was available at the time and determined that the Company’s deferred tax asset valuation allowances on certain of its federal and Florida deferred tax assets were no longer needed.  Accordingly, the Company reversed $125.6 million of its deferred tax asset valuation allowances during the quarter and year ended December 31, 2013.  The remaining valuation allowance primarily relates to (i) potential limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met.  As of March 31, 2014, the Company had a deferred tax asset of $124.0 million, which was net of a valuation allowance of $70.3 million.  Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

Our accounting for deferred tax assets represents our best estimate of future events.  Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, including carryforward period assumptions, actual results could differ from our estimates.  Our assumptions require significant judgment because the homebuilding industry is cyclical and highly sensitive to changes in economic conditions.  If the Company’s future results of operations are less than projected or if the timing and jurisdiction of its future taxable income varies from our estimates, there may be insufficient objectively verifiable positive evidence to support a more-likely-than-not assessment of the Company’s deferred tax assets and an increase to our valuation allowance may be required at that time for some or all of such deferred tax assets.

11.      Commitments and Contingencies

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements.  As of March 31, 2014, we had $3.8 million of outstanding letters of credit.  Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  Our performance and financial bonds, which totaled $21.3 million as of March 31, 2014, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development.  Our estimated exposure on the outstanding performance and financial bonds as of March 31, 2014 was $13.9 million, primarily based on development remaining to be completed.

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

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida.  As the noncontrolling interest has substantive participating rights relating to operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method.  Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced our carrying value for such investment to zero.  As of March 31, 2014 and December 31, 2013, the carrying value of our investment in such joint venture was less than our ownership share of the capital on the partnerships’ books by $4.3 million and $4.4 million, respectively.  In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest.  Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership and joint operations in the future.  We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our financial condition, results of operations or cash flows.

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

One pending proceeding was brought by the Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”), alleging construction defects and other matters. This pending proceeding was filed as a proof of claim in our bankruptcy proceedings during February 2009 in an unliquidated amount. The Company asserted that all prepetition claims for construction defects were barred by the plan of reorganization and bankruptcy discharge and, therefore, we believe that any potential losses will not be material to our financial condition, results of operations and cash flows.  During May 2013, the Lesina Association received permission to file a state court action without violating the plan of reorganization and bankruptcy discharge.  During May 2013, we filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware and, in July 2013, the Lesina Association filed its state court action in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida. We dispute the allegations made in this action and are vigorously defending this action.  As a result of being in the early stages of litigation, we are unable to estimate the amount of any potential loss.

12.       Stock-Based and Other Non-Cash Long-Term Incentive Compensation

As more fully discussed in Note 17 to the audited consolidated financial statements in our 2013 Form 10-K, the Company maintains certain stock-based and other long-term incentive compensation plans.  During June 2013, the Company amended two such plans (as amended, collectively, the “2013 Amended LTIP Plans”), effective immediately following the Initial Public Offering (Note 1).  Under the terms of the 2013 Amended LTIP Plans, in lieu of a cash payment based on the future appreciation of the Company’s common stock, as provided under the original plans, eligible participants and non-employee directors received deferred stock awards pursuant to which they are eligible to receive up to 927,000 shares of our common stock.

During the three months ended March 31, 2014, the Company granted new restricted stock awards to senior executive officers, key managers and independent directors.  Underlying those awards were 117,007 shares of the Company’s common stock.  Of those restricted stock awards (i) 106,375 shares will vest in their entirety on the third anniversary of the date of grant of the award if the individual remains an employee of the Company and (ii) 10,632 shares will vest in their entirety on the first business day immediately prior to the Company’s 2015 Annual Meeting of Stockholders if the individual remains an independent director of the Company.

During the three months ended March 31, 2014 and 2013, the Company recorded $0.8 million and $1.6 million, respectively, of expense for all of its stock-based and other non-cash long-term incentive compensation programs in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations.

13.       Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of outstanding common shares.  Diluted earnings (loss) per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method.  The table below sets forth the computations of basic and diluted earnings per share attributable to the common shareholders of WCI Communities, Inc.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)

Net income	$1,719	$857
Net income attributable to noncontrolling interests	(239)	(271)

Net income attributable to common shareholders of WCI Communities, Inc.	$1,480	$586

Basic weighted average shares outstanding	26,015	18,045
Effect of dilutive securities:
Stock-based compensation arrangements	216	18
Diluted weighted average shares outstanding	26,231	18,063

Earnings per share of WCI Communities, Inc.:

Basic	$0.06	$0.03

Diluted	$0.06	$0.03

14.       Segment Reporting

As defined in ASC 280, Segment Reporting (“ASC 280”), our reportable segments are based on operating segments with similar economic characteristics and lines of business.  Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

During the three months ended March 31, 2014 and 2013, all of the revenues of our reportable segments were generated by our Florida operations.  Evaluation of segment performance is based primarily on operating earnings.

Operations of our Homebuilding segment primarily include the construction and sale of single- and multi-family homes.  The results of operations for the Homebuilding segment consist of revenues generated from the delivery of homes and land and home site sales, less the cost of home construction, land and land development costs, asset impairments (if any) and selling, general and administrative expenses incurred by the segment.

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

Operations of our Amenities segment primarily include the construction, ownership and management of recreational amenities in residential communities that we develop in certain Florida markets.  Amenities consist of golf courses and country clubs, marinas and resort-style facilities.  The results of operations for the Amenities segment consist of revenues from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations, less the cost of such services, asset impairments (if any) and selling, general and administrative expenses incurred by the segment.  When in evidence, the Amenities segment also includes discontinued operations associated with our retained and operated amenities that have been classified as assets held for sale.

Each reportable segment follows the same accounting policies as those described in Note 2 to the audited consolidated financial statements in our 2013 Form 10-K.  The financial position and operating results of our segments, which are included in the tables below, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent stand-alone entities during the periods presented.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
Homebuilding	$47,995	$30,491
Real estate services	18,463	16,429
Amenities	7,322	6,814
Total revenues	$73,780	$53,734

Operating earnings (loss)
Homebuilding	$3,125	$671
Real estate services	(119)	397
Amenities	506	380
Other income	365	209
Interest expense	(498)	(885)
Income from operations before income taxes	$3,379	$772

	March 31,	December 31,
	2014	2013
	(in thousands)
Assets
Homebuilding	$303,831	$283,386
Real estate services	17,782	17,723
Amenities	40,428	40,973
Corporate and unallocated	323,904	343,404
Total assets	$685,945	$685,486

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and our “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.  This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those indicated in such forward-looking statements.  Factors that may cause such differences include, but are not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K (our “2013 Form 10-K”) that was filed with the Securities and Exchange Commission on February 27, 2014.  Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

During the three months ended March 31, 2014, we continued to benefit from the recovery of the housing market.  This positive momentum has largely been driven by attractive home affordability, decreasing levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy.  More recently, on a national level, rising home prices and higher interest rates have begun to moderate the demand for new homes.  However, we continue to experience year-over-year improvements in customer traffic and new orders in our active selling neighborhoods.  Increased scale in our homebuilding operations has also resulted in a significant increase in home deliveries during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

During 2013, we accessed the equity and debt capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth.  On July 30, 2013, we completed an initial public offering of our common stock and issued 6,819,091 shares at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us.  The shares trade on the New York Stock Exchange under the ticker symbol “WCIC.”  On August 7, 2013, we completed the issuance of $200.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “2021 Notes”) in a private offering.  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were $195.5 million after deducting fees and expenses payable by us.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  Additionally, on August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit.  We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction.

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets.  The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability.  Overall, our positive operating results and capital markets activity during 2013 have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics.  We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida real estate market both through increasing scale of our existing land holdings and future acquisitions.

As of March 31, 2014, we owned and controlled approximately 8,700 home sites of which approximately 7,700 were owned and 1,000 were controlled by us.  Subsequent to March 31, 2014, we entered into four additional land purchase contracts for approximately 1,000 home sites in nine neighborhoods for an aggregate purchase price of $60.4 million.  Outstanding land purchase contracts as of May 6, 2014 totaled approximately 2,000 home sites in 23 neighborhoods, situated in nine master-planned communities in southwest and central Florida, for an aggregate purchase price of $99.1 million.  Deposits paid related to these outstanding purchase contracts consisted of $1.8 million that are non-refundable and $0.9 million that are refundable due to being in the early stages of our various inspection periods.  There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all.  For further discussion of certain risks related to the Company’s land acquisitions, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.”

Summary Operating Results

We continued to experience strong operating and financial performance during the three months ended March 31, 2014, including total revenues of $73.8 million, which represented an increase of 37.4% from $53.7 million during the three months ended March 31, 2013.  Such increase was primarily due to improvement in our Homebuilding segment revenues, which was driven by a 48.1% increase in deliveries and a 7.0% increase in average selling price.  Additionally, combined revenues from our Real Estate Services and Amenities segments grew 10.9% year-over-year.  Total gross margin during the three months ended March 31, 2014 was $13.8 million, an increase of $3.2 million when compared to $10.6 million during the three months ended March 31, 2013.  Such increase was attributable to improvements of (i) $3.6 million in our Homebuilding segment, including the delivery of 38 additional homes during 2014, partially offset by gross margin erosion related to shifting product mix, and (ii) $0.1 million in our Amenities segment.  However, offsetting such improvements was a decline of $0.5 million in the gross margin at our Real Estate Services segment during the three months ended March 31, 2014.

Our income from operations before income taxes was $3.4 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively.  The improvement in our 2014 operating results reflected (i) increased Homebuilding gross margin during 2014 and (ii) less interest expense during 2014, primarily due to a greater portion of our interest incurred being capitalized.  As a result of our continued growth, there was an increase of $1.1 million in selling, general and administrative expenses, primarily due to an increase in salaries, commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, partially offset by a $0.8 million reduction in stock-based and other non-cash long-term compensation expense during 2014.

Net income attributable to common shareholders of WCI Communities, Inc. was $1.5 million and $0.6 million during the three months ended March 31, 2014 and 2013, respectively.  This year-over-year change was primarily due to (i) certain factors impacting our operations, which are described in the immediately preceding paragraph, and (ii) $1.7 million of income tax expense during 2014, compared to an income tax benefit of $0.1 million during 2013.

As of March 31, 2014, our cash and cash equivalents, excluding restricted cash, were $194.7 million, a decrease of $18.7 million from our $213.4 million balance as of December 31, 2013.  Such decrease was primarily due to an increase in our real estate inventories, partially offset by the cash flow generated by the 117 homes delivered during the three months ended March 31, 2014.  The 2014 net increase in our real estate inventories of $16.9 million was primarily due to $3.1 million of land acquisitions along with land development and home construction spending within our communities.  As of March 31, 2014, our net debt to net capitalization was 1.3%.

Due to continued improvement in the Florida housing market, new orders increased to 205 homes during the three months ended March 31, 2014, an increase of 65 homes, or 46.4%, from 140 homes during the three months ended March 31, 2013.  As of March 31, 2014, the value of our backlog was $196.7 million, a 36.4% increase from $144.2 million as of March 31, 2013.  We had 381 homes in backlog as of March 31, 2014, an increase of 65 homes, or 20.6%, from 316 homes as of March 31, 2013.  The increase in backlog was primarily due to our increase in new orders, partially offset by increased deliveries.  An improvement of 13.2% in the average selling price of our backlog units to $516,000 also contributed to the increase in the value of our backlog as of March 31, 2014.  Additionally, our cancellation rate as a percent of gross new orders was 8.5% during the three months ended March 31, 2014.  Our low cancellation rate reflects a high quality backlog given our move-up, second-home and active adult target buyers.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (as defined below).

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered.  Adjusted gross margin from homes delivered is calculated by adding asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered.  Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and in making strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions.  We believe that adjusted gross margin from homes delivered is relevant and useful to investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period.  This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance.  Although other companies in the homebuilding industry report similar information, the methods used by such companies may differ from our methodology and, therefore, may not be comparable.  We urge investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein.  For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Homebuilding gross margin	$13,447	$9,835
Less: gross margin from land and home sites	—	70
Gross margin from homes delivered	13,447	9,765
Add: capitalized interest in cost of sales	985	493
Adjusted gross margin from homes delivered	$14,432	$10,258

Gross margin from homes delivered as a percentage of revenues from homes delivered	28.0%	32.3%
Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	30.1%	33.9%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), preferred stock dividends, income from discontinued operations, other income, stock-based and other non-cash long-term incentive compensation expense, asset impairments and expenses related to early repayment of debt.  We believe that the presentation of Adjusted EBITDA provides useful information to investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business.  We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effect of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments).  Accordingly, we believe that this measure is useful for comparing general operating performance from period to period.  Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies.  Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business.  Adjusted EBITDA and EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance.  Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.  Our EBITDA-based measures have limitations as analytical tools and, therefore, investors and other interested parties should not consider them in isolation or as substitutes for analyses of our results as reported under GAAP.  Some such limitations are:

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

Because of these limitations, our EBITDA-based measures are not intended to be alternatives to net income (loss), indicators of our operating performance, alternatives to any other measure of performance in conformity with GAAP or alternatives to cash flow provided by operating activities as measures of liquidity.  Investors and other interested parties should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures.  Our GAAP-based measures can be found in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

The table below reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income attributable to common shareholders of WCI Communities, Inc., for the periods presented herein.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$1,480	$586
Interest expense	498	885
Capitalized interest in cost of sales (1)	985	493
Income taxes (2)	1,660	(85)
Depreciation	588	463
EBITDA	5,211	2,342
Other income (3)	(365)	(209)
Stock-based and other non-cash long-term incentive compensation expense (4)	812	1,584
Adjusted EBITDA	$5,658	$3,717

Adjusted EBITDA margin	7.7%	6.9%

(1)         Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.

(2)         Represents the Company’s income taxes as reported in its unaudited consolidated statements of operations.

(3)         Represents the Company’s other income as reported in its unaudited consolidated statements of operations.

(4)         Represents expenses recorded in the Company’s unaudited consolidated statements of operations related to its stock-based and other non-cash long-term incentive compensation plans.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenues
Homebuilding	$47,995	$30,491
Real estate services	18,463	16,429
Amenities	7,322	6,814
Total revenues	73,780	53,734

Cost of Sales
Homebuilding	34,548	20,656
Real estate services	18,582	16,032
Amenities	6,816	6,434
Total cost of sales	59,946	43,122

Gross margin	13,834	10,612

Other income	(365)	(209)
Selling, general and administrative expenses	10,322	9,164
Interest expense	498	885
	10,455	9,840
Income from operations before income taxes	3,379	772
Income tax benefit (expense)	(1,660)	85
Net income	1,719	857
Net income attributable to noncontrolling interests	(239)	(271)
Net income attributable to common shareholders of WCI Communities, Inc.	$1,480	$586

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Homebuilding

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Homebuilding revenues	$47,995	$30,491
Homes delivered	47,995	30,276
Land and home sites	—	215
Homebuilding gross margin	13,447	9,835
Homebuilding gross margin percentage	28.0%	32.3%
Homes delivered (units)	117	79
Average selling price per home delivered	$410	$383
New orders for homes (units) (1)	205	140
Contract values of new orders (1)	$101,143	$58,152
Average selling price per new order (1)	493	415
Cancellation rate (2)	8.5%	4.1%
Backlog (units) (3)	381	316
Backlog contract values (3)	$196,664	$144,249
Average selling price in backlog (3)	516	456
Active selling neighborhoods at period-end	25	20

(1)         New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, occurring during the reporting period.

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

Total homebuilding revenues for the three months ended March 31, 2014 were $48.0 million, an increase of $17.5 million, or 57.4%, from $30.5 million for the three months ended March 31, 2013.  Such increase was primarily due to a 38-unit, or 48.1%, increase in homes delivered and a 7.0% increase in the average selling price of homes delivered.  The increase in home deliveries was reflective of the continued ramp up in operations.  Additionally, our ability to raise prices and offer fewer incentives, along with shifting product mix, drove the increase in average selling prices of homes delivered.

Homebuilding gross margin for the three months ended March 31, 2014 was $13.4 million, an increase of $3.6 million, from $9.8 million for the three months ended March 31, 2013.  Homebuilding gross margin as a percent of revenues decreased to 28.0% for the three months ended March 31, 2014 from 32.3% for the three months ended March 31, 2013.  Such decrease resulted from shifting product mix as partially evidenced by a 2.0% increase in our home site cost of sales as a percent of homes delivered revenues.  Additionally, our Homebuilding gross margin percentage was consistent on a sequential quarterly basis.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three months ended March 31, 2014 and 2013 were positively impacted by the low book value of our land, which was reset to fair value in September 2009 in connection with our emergence from bankruptcy (see Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q) and in accordance with fresh start accounting requirements.  During 2014 and 2013, substantially all of our home deliveries were generated from communities that we owned in September 2009.  The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 15.1% and 13.1% during the three months ended March 31, 2014 and 2013, respectively.  Fluctuations of the home site cost of sales percent are primarily due to shifting product mix.  Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of March 31, 2014, we owned approximately 5,800 home sites that benefit from being reset to fair value in September 2009.  Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years.  However, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then current market prices, we anticipate that the positive impact of our low book value land on our homebuilding gross margin will begin to decline.  The low carrying value of our land is a significant driver of our gross margin from homes delivered of 28.0% and 32.3% during the three months ended March 31, 2014 and 2013, respectively.

We delivered 117 homes during the three months ended March 31, 2014, an increase of 38 units, or 48.1%, from the 79 homes delivered during the three months ended March 31, 2013.  The increase in deliveries during 2014 was primarily due to a larger backlog at December 31, 2013, compared to the backlog at December 31, 2012, along with having more neighborhoods delivering homes and a greater number of deliveries per neighborhood during 2014 when compared to 2013.  The average selling price per home delivered during the three months ended March 31, 2014 was $410,000, an increase of $27,000, or 7.0%, from $383,000 during the three months ended March 31, 2013.   An improved pricing environment and shifting product mix drove the increase in the average selling price per home delivered during 2014.

New orders during the three months ended March 31, 2014 were 205 homes, an increase of 65 homes, or 46.4%, from 140 homes during the three months ended March 31, 2013.  Such increase was primarily due to continued momentum within our active selling neighborhoods, along with an increase in our active selling neighborhood count from 20 at March 31, 2013 to 25 at March 31, 2014.  Contract values of new orders during 2014 were $101.1 million, an increase of $42.9 million, or 73.7%, from $58.2 million during 2013, primarily due to the 65-unit increase in new order activity and an improvement in the average selling price per unit of new orders to $493,000 during the three months ended March 31, 2014 from $415,000 during the three months ended March 31, 2013.  The increase in our new order average selling price per unit during 2014 was primarily due to sales mix and strategic price increases as the overall housing market continued to improve.

Our backlog contract value as of March 31, 2014 was $196.7 million, an increase of $52.5 million, or 36.4%, from $144.2 million as of March 31, 2013.  An increase in the average selling price of our backlog units from $456,000 to $516,000, or 13.2%, contributed to an increase in the contract value of our backlog as of March 31, 2014.  Additionally, we had 381 units in backlog as of March 31, 2014, an increase of 65 units, or 20.6%, from 316 units as of March 31, 2013.  The increase in backlog was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders, partially offset by increased deliveries.

Real Estate Services

	Three Months Ended March 31,
	2014	2013
	($ in thousands)

Real estate services revenues	$18,463	$16,429
Real estate brokerage	17,705	15,606
Title services	758	823
Real estate services gross margin	(119)	397
Real estate services gross margin percentage	(0.6)%	2.4%
Real estate brokerage closed home sales transactions	1,915	2,010
Real estate brokerage average home sale selling price	$289	$237
Title services closing transactions	505	630

Real estate services revenues during the three months ended March 31, 2014 were $18.5 million, an increase of $2.1 million, or 12.8%, from $16.4 million during the three months ended March 31, 2013.  Such increase was primarily due to a $2.1 million increase in real estate brokerage revenues, resulting from (i) revenues associated with certain real estate brokerage offices that we recently acquired and (ii) a 21.9% increase in average home sale selling price, partially offset by a 4.7% decrease in closed home sales transactions.  The increase in average home sale selling price during 2014 was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate services business from lower-priced, distressed home sales to higher-priced home sales.  The decrease in closed home sales transactions, which was consistent with the overall decline of transactions in our markets, was partially offset by the favorable effects from the abovementioned acquisitions.  Title services revenues declined slightly due to a lower number of captured transactions from our company-owned real estate brokerage and less refinancing activity.

Real estate services gross margin during the three months ended March 31, 2014 was ($0.1) million, a decrease of $0.5 million from $0.4 million during the three months ended March 31, 2013.  Such decrease was primarily due to incremental costs during 2014 associated with certain real estate brokerage offices that we recently acquired, including higher commission splits during the post-acquisition transitional period, and other costs to improve and enhance the infrastructure of our real estate services business, partially offset by the margin associated with higher real estate brokerage revenues during 2014.  We experienced an increase of approximately 140 basis points in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues from 72.5% in 2013 to 73.9% in 2014.  Among other things, this increase was due to higher commission splits being paid to our agents during 2014, which is a result of our top performers generating a greater percentage of home sales transactions, and the effects from the abovementioned acquisitions.

Amenities

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Revenues	$7,322	$6,814
Amenities gross margin	506	380

Total amenities revenues during the three months ended March 31, 2014 were $7.3 million, an increase of $0.5 million, or 7.4%, from $6.8 million during the three months ended March 31, 2013.  We generated $2.6 million of membership dues during the three months ended March 31, 2014, compared to $2.5 million during the three months ended March 31, 2013, an increase of $0.1 million.  Club operating revenues were $4.6 million during 2014, compared to $4.2 million during 2013, an increase of $0.4 million.  The increases in membership dues and club operating revenues were primarily due to an 8.2% increase in our membership base, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs.  The membership base increase was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.  Membership and marina slip sales revenues were $0.1 million during both the three months ended March 31, 2014 and 2013.

Total amenities gross margin during the three months ended March 31, 2014 was $0.5 million, representing an increase of $0.1 million when compared to $0.4 million during the three months ended March 31, 2013.  Such improvement was primarily due to incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs, along with improvements in our variable expenses, such as merchandise and food and beverage costs, as a percent of revenues.

Impairments

During the three months ended March 31, 2014 and 2013, we did not record any impairments on real estate inventories or long-lived assets because (i) those assets meeting the criteria as held for sale had fair values in excess of their carrying values and (ii) those assets classified as held and used had undiscounted cash flows in excess of their carrying values.  However, during impairment analyses that we performed as of March 31, 2014, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its carrying value of $3.2 million, which could potentially lead to a future impairment charge.  We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices.  If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

Other Income

During the three months ended March 31, 2014 and 2013, other income was $0.4 million and $0.2 million, respectively.  Other income during 2014 included net recoveries and reductions in certain accruals and reserves related to various matters, along with other miscellaneous items, including $0.1 million of interest income.  Other income during 2013 included $0.1 million in royalties from the sale of excess land fill and $0.1 million of other miscellaneous items, including interest income.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.3 million during the three months ended March 31, 2014, an increase of $1.1 million, or 12.0%, from $9.2 million during the three months ended March 31, 2013.  Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $0.7 million, or 24.1%, to $3.6 million during 2014, compared to $2.9 million during 2013.  This increase was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses.  As a percent of revenues from homes delivered, the related commission expense improved to 3.4% during 2014, compared to 4.1% during 2013.  General and administrative expenses increased $0.4 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to additional compensation expense supporting our growing operations, partially offset by a $0.8 million reduction in expense during 2014 related to the stock-based and other long-term incentive compensation plans that we adopted during 2013.  As a percent of homebuilding revenues, SG&A expenses declined to 21.5% during 2014 from 30.1% during 2013.

Interest Expense

Interest expense is comprised of interest incurred on our debt but not capitalized.  Interest expense was $0.5 million during the three months ended March 31, 2014, a decrease of $0.4 million, or 44.4%, from $0.9 million during the three months ended March 31, 2013.  Such decrease was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending and lower effective interest rates on our debt arrangements, partially offset by higher weighted average borrowings during 2014.

Income Taxes

During the three months ended March 31, 2014, income tax expense was $1.7 million, compared to an income tax benefit of $0.1 million during the three months ended March 31, 2013.  The Company’s effective income tax rate during the three months ended March 31, 2014 was 52.9% (after excluding net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements).  Such rate was higher than the customary blended federal and state income tax rate primarily due to certain non-deductible stock-based compensation expense, partially offset by reductions in the Company’s deferred tax asset valuation allowances during such period.  Due to the effects of changes in the Company’s deferred tax asset valuation allowances, its effective income tax rate during the three months ended March 31, 2013 was not meaningful as the income tax benefit for such period did not directly correlate to the Company’s income from operations before income taxes.  Specifically, the 2013 income tax benefit was due to a state tax refund from a prior year.

As of March 31, 2014, we had a deferred tax asset of $124.0 million, which was net of a valuation allowance of $70.3 million.  As a result of prior changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), our deferred tax assets are subject to certain limitations and our ability to recognize a tax benefit from certain unrealized built-in losses may be limited depending on, among other things, when, and at what price, we sell the underlying assets.  Moreover, a change in ownership under Section 382, which may occur in the future, would place additional limitations on our ability to use built-in losses and net operating loss carryforwards that are not currently subject to limitations.  For further discussion of certain risks related to the Company’s income taxes, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.”

Also, see Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

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

Cash flows for each of our communities depend on their stage in the development cycle and can differ substantially from reported earnings.  Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities.  Because these costs are a component of our inventory and are not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings.  In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes because the cash outflow associated with home and land construction was previously incurred.

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites.  As a result, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities.  During the three months ended March 31, 2014, we generated cash by delivering 117 homes, and spent $3.1 million to purchase 39 home sites, invested $7.5 million on land development and started construction of 196 homes.  The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive.  As a result, we are spending, and plan to spend more, on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls, including those related to cash outlays for land and real estate inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management.  We require multiple party account control and authorization for payments.  We competitively bid each phase of the development and construction process and closely manage production schedules and payments.  Land acquisition decisions are reviewed and analyzed by our executive management team and are ultimately approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment.  As of March 31, 2014, we had $194.7 million of cash and cash equivalents, excluding restricted cash, an $18.7 million decrease from December 31, 2013, primarily as a result of an increase in our real estate inventories, partially offset by the cash flow generated by the 117 homes delivered during the three months ended March 31, 2014.  The 2014 net increase in our real estate inventories of $16.9 million was primarily due to $3.1 million of land acquisitions along with land development and home construction spending within our communities.  We intend to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available.  In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes.  Most recently, our primary sources of liquidity for operations have been cash flow from operations, the sale of non-core assets and both debt and equity financing.  Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, repurchase or refinance all or a portion of our existing indebtedness and/or access the debt and equity capital markets.

Initial Public Offering and Debt Arrangements

During 2013, we accessed the equity and debt capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth.  On July 30, 2013, we completed an initial public offering of our common stock and issued 6,819,091 shares at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us.  On August 7, 2013, we completed the issuance of $200.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “2021 Notes”) in a private offering.  The net proceeds from the offering of the 2021 Notes (the “Notes Offering”) were $195.5 million after deducting fees and expenses payable by us.  We used $127.0 million of the net proceeds from the Notes Offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest.  Additionally, on August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit.  As of May 6, 2014, there were no amounts drawn on the revolving credit facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.  We intend to use our available liquidity for general corporate purposes, including the acquisition and development of land and home construction.

After giving effect to these recent capital market transactions and based on our current operations and anticipated growth, we believe that we can meet our cash requirements for the twelve months ending March 31, 2015 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land).  To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control.  We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs.  Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position.  Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations.  We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all.  Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.  For further discussion of certain financing and other related risks facing our business and operations, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Indebtedness—We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.”

We intend to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available.

Stonegate Loan

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”).  During its initial 36 months, the loan is structured as a revolving credit facility.  During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly.  During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time.  Each outstanding letter of credit will reduce the availability under the revolving credit facility dollar for dollar.  The loan matures in February 2018.  As of May 6, 2014, there were no amounts drawn on the Stonegate Loan; however, $2.0 million of outstanding letters of credit on such date limited the borrowing capacity thereunder to $8.0 million.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements.  As of March 31, 2014, we had $3.8 million of outstanding letters of credit.  Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  Our performance and financial bonds, which totaled $21.3 million as of March 31, 2014, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development.  If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations.  Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K.

Cash Flows

The table below summarizes our cash flows as reported in our unaudited consolidated statements of cash flows in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Sources (uses) of cash and cash equivalents:
Net cash provided by (used in) operating activities	$(17,576)	$4,654
Net cash used in investing activities	(875)	(404)
Net cash used in financing activities	(239)	(327)
Net increase (decrease) in cash and cash equivalents	(18,690)	3,923
Cash and cash equivalents at the beginning of the period	213,352	81,094
Cash and cash equivalents at the end of the period	$194,662	$85,017

During the three months ended March 31, 2014, net cash used in operating activities was $17.6 million, compared to net cash provided by operating activities of $4.7 million during the three months ended March 31, 2013.  The $22.3 million increase in cash used in operating activities during 2014 was primarily due to: (i) a $2.1 million year-over-year net increase in real estate inventories spending; (ii) receipt of a $16.8 million federal income tax refund during 2013 that did not recur during 2014; and (iii) a $5.1 million unfavorable change in other assets and liabilities (primarily a reduction in accounts payable, accrued interest and other liabilities due to the timing of vendor payments, periodic 2021 Note interest payments and employee compensation).  Such items were partially offset by a $1.7 million improvement in net income after giving effect to certain non-cash adjustments.

Net cash used in investing activities during the three months ended March 31, 2014 and 2013 was $0.9 million and $0.4 million, respectively.  Additions to property and equipment were the Company’s only investing activity during both such periods.

Net cash used in financing activities during the three months ended March 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively.  Net cash used in financing activities during both such periods included payments of community development district obligations and payments of debt issuance costs.  During the three months ended March 31, 2014, the Company also purchased $0.2 million of treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during such period.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites.  We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites.  These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices.  We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller.  As of March 31, 2014, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $38.4 million, which controlled approximately 960 planned home sites.  As of such date, we made non-refundable deposits aggregating $0.8 million for those contracts.  There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all.  For further discussion of certain risks related to the Company’s land acquisitions, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.”

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

During the three months ended March 31, 2014, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of our 2013 Form 10-K, other than a net increase of $13.5 million in our land purchase contracts, net of deposits and other related payments, to $38.4 million.

Community Development District (“CDD”) Obligations

In connection with the development of certain of our communities, community development or improvement districts may use bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, at or near those communities.  We utilize two primary types of bonds issued by the district, type “A” and “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements.  The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation.  The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and the district has a lien on each parcel at the time the district adopts its fees and assessments for the applicable fiscal year.  If the owner of the parcel does not pay this obligation, the district can foreclose on the lien.  The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited.  The total amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities was $33.0 million as of both March 31, 2014 and December 31, 2013.  Bond obligations as of March 31, 2014 mature during 2014 and through 2034.  As of March 31, 2014 and December 31, 2013, we recorded $6.9 million and $7.3 million, respectively, net of debt discounts of $1.3 million and $1.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.  For a detailed description of our community development district obligations, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding.  Therefore, at March 31, 2014 and December 31, 2013, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds.  In accordance with Accounting Standards Codification Subtopic 405-20, Extinguishments of Liabilities, we accounted for the existing CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations.  As a result, $23.6 million of the $24.0 million existing CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets as of those dates.  During April 2014, we sold $23.6 million of the aforementioned CDD bonds and received net proceeds, including accrued and unpaid interest, of $22.7 million.  The scheduled debt service payment on May 1, 2014 satisfied all the other CDD bonds previously held by us.  Accordingly, we are no longer the holder of any such CDD bonds.  As a result of these transactions, the Company’s CDD obligations will increase by approximately $21.7 million during the three months ending June 30, 2014, which represents our discounted proportionate share of the outstanding CDD bonds.

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

In contrast to our typical seasonal results, weakness in U.S. homebuilding market conditions during recent years has mitigated our historical seasonal variations.  Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur.  See “Risk Factors—Risks Related to Our Business—Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors” in Item 1A of Part I of our 2013 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary.  Actual results could significantly differ from those estimates if conditions are different in the future.  Additionally, using different estimates or assumptions in our critical accounting policies and estimates could have a material impact on our consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” below.

Our critical accounting policies and estimates have not changed from those reported under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2013 Form 10-K.  However, see Note 2 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of certain new accounting guidance that we adopted during the three months ended March 31, 2014. Such new accounting guidance did not have a material impact on the Company or the presentation of its consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions.  These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’

‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case, the negative of such terms and other variations or comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: a slowing or reversal of the recovery of the housing market, either on a national level or in Florida; changing local and economic conditions and the cyclical nature of the housing business; our history of losses from continuing operations before income taxes in two of the past three full calendar years and any failure to establish and maintain profitability in the future; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; risks associated with our use of subcontractors; the costs of complying with laws and regulations that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow-growth” or “no-growth” initiatives in areas where we operate; substantial increases in mortgage interest rates, the unavailability of mortgage financing or changes in tax laws that make home ownership more expensive or less attractive; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in business partnerships and joint ventures; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; risks associated with employing independent contractors in our real estate brokerage business; changes in laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; claims arising out of our bankruptcy proceedings; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures or data breaches; shortages of or cost increases in utilities or natural resources; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased costs associated with being a public company subsequent to the initial public offering of our common stock in July 2013; our current exemption from the requirement to maintain internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act of 2002, and any failure to achieve and maintain effective internal control over financial reporting in the future; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our stockholders; and our intention not to pay dividends in the foreseeable future.

Other important risk factors that could affect the ultimate outcome of the matters discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q and that could materially adversely affect our business, financial condition, results of operations and/or cash flows in the future are discussed under the caption “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and elsewhere in our 2013 Form 10-K.  Shareholders, investors and other interested parties should be aware that the risk factors described herein may not describe every risk facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or cash flows in the future.

We undertake no obligation to publicly update any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K and registration statements should be consulted.  Investors and other interested parties should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the risks and uncertainties mentioned above and in our 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2014, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our 2013 Form 10-K.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part II of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

Item 1. Legal Proceedings

Bankruptcy Claims

On August 4, 2008, our predecessor company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the ‘‘Bankruptcy Court’’).  The Chapter 11 cases so commenced are referred to herein as the “Chapter 11 Cases.”  The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009 (the “Plan”).  The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009 (the “Confirmation Order”).  The Plan was declared effective on September 3, 2009 (the “Effective Date”) and the Debtors emerged from bankruptcy on that date.

WCI is responsible to satisfy only those claims against the Debtors as specified in the Plan and the Confirmation Order, which generally only provides for obligations of the Debtors arising prior to September 3, 2009.  However, WCI and certain of its subsidiaries have been subject to actions for certain alleged acts, omissions, transactions or other activities of certain of the Debtors that occurred or came into existence prior to September 3, 2009.  It is our policy to vigorously oppose such actions. WCI and certain of its subsidiaries are presently party to litigation wherein we have asserted that the action is being prosecuted in contravention of the Plan and the Confirmation Order.  However, certain factual and legal issues remain unresolved and, therefore, there exists a risk that such issues could be resolved against WCI. In such an event, WCI could be liable to satisfy in full any final judgment entered in favor of the plaintiff therein.

The Lesina at Hammock Bay Condominium Association, Inc. Matter

The Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”) administers and manages a luxury condominium tower in Collier County, Florida, which was built and developed by one of the Debtors.  The Lesina Association filed a proof of claim in the Chapter 11 Cases on February 2, 2009 in an unliquidated amount.  On April 11, 2012, the Lesina Association filed a motion in the Bankruptcy Court requesting a declaration from the Bankruptcy Court that its claims arose after the Effective Date of the Plan and that the Lesina Association is therefore entitled to commence a state court action for warranty claims against WCI. WCI opposed this motion.  During May 2013, the Bankruptcy Court granted the Lesina Association’s motion and determined that the Plan does not bar the Lesina Association from pursuing its statutory warranty claims and assessment claims against WCI.  During May 2013, WCI filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware and, in July 2013, the Lesina Association filed its state court action in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida.  We dispute the allegations made in this action and are vigorously defending this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2013, we commenced the initial public offering (the “Initial Public Offering”) of our common stock, par value of $0.01.  Pursuant to the Registration Statement on Form S-1 (File No. 333-188866), as amended, that was declared effective on July 24, 2013, we registered 7,841,954 shares of common stock (including a 30-day option granted by us to the underwriters in the Initial Public Offering to purchase up to 1,022,863 shares of common stock, which was not exercised).  We sold 6,819,091 shares of our common stock in the Initial Public Offering at a price per share to the public of $15.00 for an aggregate offering price of $102.3 million.  Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint book-running managers of the Initial Public Offering and as representatives of the underwriters.  Zelman Partners LLC, FBR Capital Markets & Co. and Raymond James & Associates, Inc. also acted as underwriters in the Initial Public Offering.  The Initial Public Offering closed on July 30, 2013, and the net proceeds of the Initial Public Offering to the Company were $90.3 million, after deducting the underwriting discounts of $6.9 million and offering expenses payable by us of $5.1 million.  No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

We intend to use the net proceeds from the Initial Public Offering for general corporate purposes, including the acquisition and development of land and home construction.  There has been no material change in the expected use of the net proceeds from the Initial Public Offering as described in our Registration Statement on Form S-1.

There were no sales of unregistered equity securities by us during the three months ended March 31, 2014.

The table below summarizes the number of shares of our common stock that we repurchased from certain officers and employees of the Company during the three months ended March 31, 2014. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three months ended March 31, 2014.

Average
	Total Number of	Price Per
Month Ended	Shares Purchased	Share

January 31, 2014	9,698	$18.33
February 28, 2014	—	—
March 31, 2014	—	—
9,698

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.1	First Supplemental Indenture, dated as of April 28, 2014, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee					*

10.1 #	Employment Agreement, dated January 10, 2014, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and David T. Ivin	10-K	001-36023	10.25	2/27/14

10.2 #	WCI Communities, Inc. 2014 Management Incentive Compensation Plan	10-K	001-36023	10.27	2/27/14

10.3 #	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan (Employees and Directors)	10-K	001-36023	10.28	2/27/14

10.4 #	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for certain Directors	10-K	001-36023	10.29	2/27/14

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS †	XBRL Instance Document					**

101.SCH †	XBRL Taxonomy Extension Schema Document					**

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document					**

*                 Filed herewith.

**          Furnished herewith.

#                 Management contract or compensatory plan or arrangement.

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

WCI COMMUNITIES, INC.
(Registrant)

Date: May 6, 2014	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: May 6, 2014	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2014	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)