Form 10-Q
period 2014-06-30
WCI Communities, Inc.
filed 2014-08-05
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-36023

WCI COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0472098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24301 Walden Center Drive
Bonita Springs, Florida	34134
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Common shares outstanding as of August 5, 2014: 25,975,991

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$ 201,542	$ 213,352
Restricted cash	12,302	8,911
Notes and accounts receivable	5,251	7,107
Real estate inventories	384,662	280,293
Property and equipment, net	25,122	24,479
Other assets	19,537	18,101
Income tax receivable	83	77
Deferred tax assets, net of valuation allowances	121,050	125,646
Goodwill	7,520	7,520

Total assets	$ 777,069	$ 685,486

Liabilities and Equity
Accounts payable and other liabilities	$ 75,367	$ 54,920
Customer deposits	33,163	20,702
Senior notes, including unamortized premium of $1,250 at June 30, 2014	251,250	200,000

Total liabilities	359,780	275,622

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,824,734 shares issued and 25,787,999 shares outstanding at June 30, 2014; 25,795,072 shares issued and 25,768,035 shares outstanding at December 31, 2013	258	258
Additional paid-in capital	300,253	298,530
Retained earnings	114,802	108,984
Treasury stock, at cost, 36,735 shares at June 30, 2014 and 27,037 shares at December 31, 2013	(374)	(196)

Total WCI Communities, Inc. shareholders’ equity	414,939	407,576
Noncontrolling interests in consolidated joint ventures	2,350	2,288

Total equity	417,289	409,864

Total liabilities and equity	$ 777,069	$ 685,486

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Homebuilding	$60,918	$53,761	$108,913	$84,252
Real estate services	26,499	23,962	44,962	40,391
Amenities	5,542	5,614	12,864	12,428

Total revenues	92,959	83,337	166,739	137,071

Cost of Sales
Homebuilding	43,869	36,973	78,417	57,629
Real estate services	25,004	22,074	43,586	38,106
Amenities	6,079	6,196	12,895	12,630

Total cost of sales	74,952	65,243	134,898	108,365

Gross margin	18,007	18,094	31,841	28,706

Other income, net	(63)	(1,011)	(428)	(1,220)
Selling, general and administrative expenses	10,670	9,564	20,992	18,728
Interest expense	187	729	685	1,614

	10,794	9,282	21,249	19,122

Income from operations before income taxes	7,213	8,812	10,592	9,584
Income tax (expense) benefit	(2,974)	-	(4,634)	85

Net income	4,239	8,812	5,958	9,669
Net loss (income) attributable to noncontrolling interests	99	94	(140)	(177)

Net income attributable to WCI Communities, Inc.	4,338	8,906	5,818	9,492
Preferred stock dividend	-	(700)	-	(700)

Net income attributable to common shareholders of WCI Communities, Inc.	$4,338	$8,206	$5,818	$8,792

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.17	$0.45	$0.22	$0.49

Diluted	$0.17	$0.45	$0.22	$0.49

Weighted average number of shares of common stock outstanding:
Basic	26,020	18,045	26,017	18,045

Diluted	26,278	18,084	26,255	18,074

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2014 and 2013

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2014	-	$-	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864

Net income	-	-	-	-	-	5,818	-	140	5,958
Stock-based compensation expense	-	-	-	-	1,685	-	-	-	1,685
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	30	-	38	-	-	-	38
Purchases of treasury stock	-	-	-	-	-	-	(178)	-	(178)
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(78)	(78)

Balance at June 30, 2014	-	$-	25,825	$258	$300,253	$114,802	$(374)	$2,350	$417,289

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance at January 1, 2013	10	$-	-	$-	18,072	$181	$203,833	$(37,664)	$(196)	$2,451	$168,605

Net income	-	-	-	-	-	-	-	9,492	-	177	9,669
Stock-based compensation expense	-	-	-	-	-	-	40	-	-	-	40
Cash dividend paid to Series B preferred shareholder	-	-	-	-	-	-	(700)	-	-	-	(700)

Balance at June 30, 2013	10	$-	-	$-	18,072	$181	$203,173	$(28,172)	$(196)	$2,628	$177,614

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$5,958	$9,669
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	398	278
Amortization of debt discounts	-	208
Depreciation	1,232	1,008
Provision for bad debts	108	247
Loss on sale of property and equipment	-	1
Deferred income tax expense	4,634	-
Non-cash long-term incentive compensation expense	-	1,992
Stock-based compensation expense	1,685	40
Changes in assets and liabilities:
Restricted cash	(3,391)	3,922
Notes and accounts receivable	1,748	2,735
Real estate inventories	(105,394)	(89,429)
Other assets	(769)	(1,672)
Income tax receivable	(6)	16,746
Accounts payable and other liabilities	(786)	2,987
Customer deposits	12,461	6,323

Net cash used in operating activities	(82,122)	(44,945)

Investing activities
Distributions of capital from an unconsolidated joint venture	-	577
Additions to property and equipment	(1,801)	(875)

Net cash used in investing activities	(1,801)	(298)

Financing activities
Proceeds from the issuance of senior notes	51,250	-
Accrued interest received from senior noteholders	1,251	-
Payments of debt issuance costs	(869)	(385)
Proceeds from the sale of community development district bonds	21,673	-
Payments of community development district obligations	(936)	(234)
Payment of preferred stock dividend	-	(700)
Purchases of treasury stock	(178)	-
Distribution to noncontrolling interests	(78)	-

Net cash provided by (used in) financing activities	72,113	(1,319)

Net decrease in cash and cash equivalents	(11,810)	(46,562)
Cash and cash equivalents at the beginning of the period	213,352	81,094

Cash and cash equivalents at the end of the period	$201,542	$34,532

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

On August 4, 2008, WCI’s predecessor company and certain subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Debtors filed a joint plan of reorganization, which was declared effective on September 3, 2009, and the Debtors emerged from bankruptcy on that date. In conjunction with the emergence from bankruptcy, WCI was formed as a holding company that owns 100% of the equity in WCI Communities, LLC and WCI Communities Management, LLC.

On July 30, 2013, the Company completed its initial public offering (the “Initial Public Offering”), issuing 6,819,091 shares of its common stock, par value $0.01 per share, at a price to the public of $15.00 per share. The shares trade on the New York Stock Exchange under the ticker symbol “WCIC.” The net proceeds from the sale of common stock in the Initial Public Offering were $90.3 million after deducting underwriting discounts and offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, including the acquisition and development of land and home construction.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our homebuilding and amenities operating segments. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual revenues, income and cash flows. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities segment revenues and cash flows during that time period. Accordingly, revenues and operating results for our homebuilding and amenities operating segments may fluctuate significantly on a quarterly basis. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

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

Recently Issued Accounting Pronouncements

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

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Among other things, ASU 2014-09 outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. ASU 2014-09 also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Public entities are required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption. An entity may adopt ASU 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09. Early adoption of ASU 2014-09 is not permitted by public entities. Due to the recent issuance of the new accounting and disclosure guidance under ASU 2014-09 and the complex analyses required thereunder, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply.

3. Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	June 30, 2014	December 31, 2013

	(in thousands)

Land and land improvements held for development or sale	$277,016	$207,810
Work in progress	72,375	38,486
Completed inventories	26,629	25,372
Investments in amenities	8,642	8,625

Total real estate inventories	$384,662	$280,293

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. The carrying values of land and land improvements held for sale were $1.8 million as of both June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, single- and multi-family inventories represented approximately 92% and 89%, respectively, of total real estate inventories. As of June 30, 2014 and December 31, 2013, tower inventories, which consisted solely of land and land improvements, represented approximately 6% and 8%, respectively, of total real estate inventories.

Our capitalized interest activity is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands)

Capitalized interest at the beginning of the period	$17,722	$10,011	$15,443	$7,959
Interest incurred	3,813	3,473	7,575	6,903
Interest expensed	(187)	(729)	(685)	(1,614)
Interest charged to cost of sales	(1,282)	(1,070)	(2,267)	(1,563)

Capitalized interest at the end of the period	$20,066	$11,685	$20,066	$11,685

4.	Property and Equipment, net

Property and equipment, net is summarized in the table below.

	Estimated Useful Life (In Years)	June 30, 2014	December 31, 2013

		(in thousands)

Land and land improvements	10 to 15	$14,007	$13,907
Buildings and improvements	5 to 40	15,274	14,323
Furniture, fixtures and equipment	3 to 7	6,970	6,180

		36,251	34,410
Accumulated depreciation		(11,129)	(9,931)

Property and equipment, net		$25,122	$24,479

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.8 million as of both June 30, 2014 and December 31, 2013.

5.	Other Assets

Other assets are summarized in the table below.

	June 30, 2014	December 31, 2013

	(in thousands)
Debt issuance costs, net of accumulated amortization of $732 and $334 at June 30, 2014 and December 31, 2013, respectively	$6,231	$5,588
Prepaid expenses	7,206	5,078
Cash held by community development districts (Note 7)	2,595	3,466
Land acquisition deposits	915	610
Other	2,590	3,359

Total other assets	$19,537	$18,101

Cash paid for debt issuance costs aggregated $0.9 million and $0.4 million during the six months ended June 30, 2014 and 2013, respectively.

6.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities are summarized in the table below.

	June 30, 2014	December 31, 2013

	(in thousands)

Community development district obligations (Note 7)	$ 27,007	$ 7,271
Accounts payable	21,889	22,113
Deferred revenue and income	6,917	8,310
Accrued interest	6,553	5,588
Accrued compensation and employee benefits	2,345	4,368
Warranty reserves	1,414	1,558
Other	9,242	5,712

Total accounts payable and other liabilities	$ 75,367	$ 54,920

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands)

Warranty reserves at the beginning of the period	$1,719	$1,091	$1,558	$1,077
Additions to reserves for new home deliveries	311	279	555	436
Payments for warranty costs	(132)	(141)	(215)	(232)
Adjustments to prior year warranty reserves	(484)	(27)	(484)	(79)

Warranty reserves at the end of the period	$1,414	$1,202	$1,414	$1,202

During the three months ended June 30, 2014, there was a net warranty expense credit of $0.2 million, compared to net warranty expense of $0.3 million during the three months ended June 30, 2013. The corresponding net warranty expense for the six months ended June 30, 2014 and 2013 was $0.1 million and $0.4 million, respectively. Such amounts are included in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. Adjustments to prior year warranty reserves related to changes in our anticipated warranty payments on previously delivered homes. During the three and six months ended June 30, 2014, favorable warranty experience in certain neighborhoods led us to reduce our warranty reserves on homes where the warranty had expired and on homes still under warranty in such neighborhoods.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $53.6 million and $33.0 million as of June 30, 2014 and December 31, 2013, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of June 30, 2014, mature at various times during the years 2018 through 2039. As of June 30, 2014 and December 31, 2013, we recorded CDD bond obligations of $27.0 million and $7.3 million, respectively, net of debt discounts of $2.7 million and $1.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $2.6 million and $3.6 million as of June 30, 2014 and December 31, 2013, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.6 million and $3.5 million as of June 30, 2014 and December 31, 2013, respectively, and was included in other assets on the accompanying consolidated balance sheets (Note 5). As of December 31, 2013, cash related to the “B” bonds, which has a right of setoff, was $0.1 million and was recorded as a reduction of our CDD bond obligations. There was no corresponding cash amount pertaining to “B” bonds as of June 30, 2014.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Through April 15, 2014, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds. In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities, we accounted for the CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations. As a result, $23.6 million of the $24.0 million CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets prior to April 16, 2014. On such date, we sold $23.6 million of the aforementioned CDD bonds and received proceeds, including accrued and unpaid interest, of $22.7 million. The scheduled debt service payment on May 1, 2014 satisfied all of the other CDD bonds previously held by us. Accordingly, we are no longer the holder of any such CDD bonds. As a result of these transactions, the Company’s CDD obligations increased by $21.7 million during the three months ended June 30, 2014, which represented our discounted proportionate share of the outstanding CDD bonds.

8.	Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 12 to the audited consolidated financial statements in our 2013 Form 10-K.

Senior Notes. During August 2013, the Company completed the issuance of its 6.875% Senior Notes due 2021 in the aggregate principal amount of $200.0 million (the “Original 2021 Notes”) at an issue price of 100.0%. During June 2014, the Company completed the issuance of additional 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million (the “Supplemental 2021 Notes”) at an issue price of 102.5%, plus accrued and unpaid interest from February 15, 2014 to June 26, 2014. Each of the Original 2021 Notes and the Supplemental 2021 Notes were offered and sold in private transactions either to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the U.S. under Regulation S of the Securities Act.

The net proceeds from the offering of the Original 2021 Notes (the “Original 2021 Notes Offering”) were $195.5 million after deducting fees and expenses payable by us. One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the Original 2021 Notes when they were first issued by us and those entities subsequently sold their notes during March 2014. The Company used $127.0 million of the net proceeds from the Original 2021 Notes Offering to voluntarily prepay the entire outstanding principal amount of its Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. We intend to use the remainder of the net proceeds from the Original 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

The Supplemental 2021 Notes were issued as additional securities under the indenture governing the Original 2021 Notes (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”). The Original 2021 Notes and the Supplemental 2021 Notes are treated as a single series of notes and have the exact same terms and conditions, except that the

Supplemental 2021 Notes are subject to a separate registration rights agreement, which is discussed below. Until the Supplemental 2021 Notes are registered with the Securities and Exchange Commission, they will have a separate CUSIP number from that of the Original 2021 Notes. The net proceeds from the offering of the Supplemental 2021 Notes (the “Supplemental 2021 Notes Offering”), excluding accrued interest of $1.3 million paid to the Company by the initial noteholders, are expected to approximate $50.2 million after deducting fees and expenses payable by us. We intend to use the net proceeds from the Supplemental 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction. In connection with the issuance of  the Supplemental 2021  Notes, the Company incurred  approximately $0.7  million of debt  issuance costs  through June 30, 2014.

The Original 2021 Notes and the Supplemental 2021 Notes (collectively, the “2021 Notes”) are senior unsecured obligations of WCI Communities, Inc. (“WCI”) that are fully and unconditionally guaranteed on a joint and severable and senior unsecured basis by certain of WCI’s subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is directly or indirectly owned 100% by WCI. There are no significant restrictions on the ability of any of the Guarantors to pay dividends, provide loans or otherwise make payments to WCI. Each of the Guarantors will be released and relieved of its guarantee obligations pertaining to the 2021 Notes: (i) in the event of a sale or other disposition of all of the assets of one or more of the Guarantors, by way of merger, consolidation or otherwise; (ii) upon designation of a Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture; (iii) in connection with the dissolution of a Guarantor under applicable law in accordance with the Indenture; (iv) upon release or discharge of the guarantee that resulted in the creation of such guarantee of the 2021 Notes; or (v) if WCI exercises its legal defeasance option or covenant defeasance option or if its obligations under the Indenture are discharged in accordance with the terms of the Indenture. Separate condensed consolidating financial statements of the Company are not provided herein because: (i) WCI has no independent assets or operations; (ii) the guarantees provided by the Guarantors are full and unconditional and joint and several; and (iii) the total assets, equity and operations of WCI’s non-guarantor subsidiaries are individually and in the aggregate minor.

In connection with the issuance of the Original 2021 Notes during August 2013, the Company, the Guarantors and the initial purchasers of such notes entered into an Exchange and Registration Rights Agreement (the “2013 Registration Rights Agreement”). Among other things, the 2013 Registration Rights Agreement required the Company to file an exchange offer registration statement with respect to an offer to exchange the unregistered Original 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical to those of the Original 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest). In connection with the Company’s obligations under the 2013 Registration Rights Agreement, we filed a registration statement on Form S-4 on March 27, 2014 (as amended on March 31, 2014 and April 28, 2014), which was declared effective by the Securities and Exchange Commission on May 2, 2014. On May 5, 2014, we sent a notice of the registered exchange offer to the holders of the Original 2021 Notes offering them publicly registered notes in exchange for the surrender of their existing notes. During the exchange period, which ended on June 11, 2014, all of the Original 2021 Notes were surrendered for the publicly registered notes. In connection with the filing of the registration statement and its amendments, the Company incurred $0.3 million of debt issuance costs through June 30, 2014.

In connection with the issuance of the Supplemental 2021 Notes during June 2014, the Company, the Guarantors and the initial purchasers of such notes entered into an Exchange and Registration Rights Agreement (the “2014 Registration Rights Agreement”). The 2014 Registration Rights Agreement requires the Company to: (a) file an exchange offer registration statement on or before September 24, 2014 with respect to an offer to exchange the unregistered Supplemental 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical, in all material respects, to those of the Supplemental 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest); (b) use its commercially reasonable efforts to cause the registration statement to become effective on or before November 24, 2014; (c) as soon as reasonably practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes for surrender of the Supplemental 2021 Notes; and (d) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the registered exchange offer is sent to holders of the Supplemental 2021 Notes. The 2014 Registration Rights Agreement provides that, in the event that the Company cannot effect the exchange offer within the time periods described above and in certain other circumstances as described in the 2014 Registration Rights Agreement, the Company will file a “shelf registration statement” that would allow some or all of the Supplemental 2021 Notes to be offered to the public in the U.S. If the Company does not comply with the foregoing obligations under the 2014 Registration Rights Agreement, it will be required to pay special interest to the holders of the Supplemental 2021 Notes.

Revolving Credit Arrangements. During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), providing for a revolving line of credit of up to $75.0 million. The commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. In addition, a portion of the Revolving Credit Facility is available for the issuance of letters of credit. The Company has never borrowed under the Revolving Credit Facility. As of August 5, 2014, there were no limitations on the Company’s borrowing capacity under the Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. During its initial 36 months, the loan is structured as a revolving credit facility whereby the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time. The WCI Parties have never borrowed under this credit facility; however, $2.0 million of letters of credit have been issued thereunder as of August 5, 2014, limiting the borrowing capacity on such date to $8.0 million.

Other. As of June 30, 2014, we were in compliance with all of the covenants contained in our debt agreements.

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

The carrying values and estimated fair values of our financial liabilities are summarized in the table below, except for those liabilities for which the carrying values have historically approximated their fair values.

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Original 2021 Notes	$200,000	$206,000	$200,000	$199,000
Supplemental 2021 Notes	51,250	51,500	-	-
Community development district obligations	27,007	29,861	7,271	8,447

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

The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the six months ended June 30, 2014 and 2013.

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

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled. Changes in tax rates are recognized in earnings in the period in which the changes are enacted. The components of the Company’s income tax (expense) benefit are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands)

Federal	$(2,545)	$-	$(3,861)	$-
State	(429)	-	(773)	85

Income tax (expense) benefit	$(2,974)	$-	$(4,634)	$85

After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and six months ended June 30, 2014 were 40.7% and 44.3%, respectively. Such rates were higher than the customary blended federal and state income tax rate primarily due to certain non-deductible stock-based compensation expense, partially offset during the six months ended June 30, 2014 by reductions in the Company’s deferred tax asset valuation allowances. Due to the effects of changes in the Company’s deferred tax asset valuation allowances, its effective income tax rates during the three and six months ended June 30, 2013 were not meaningful as the provision for income taxes during such periods, if any, did not directly correlate to the Company’s income from operations before income taxes. Specifically, the Company (i) used a portion of its deferred tax asset valuation allowance to fully offset the income taxes on income from operations during both the three and six months ended June 30, 2013 and (ii) recognized a benefit due to a state tax refund from a prior year during the six months ended June 30, 2013.

The Company had no unrecognized income tax benefits at either June 30, 2014 or December 31, 2013. We believe that the Company’s federal and state tax filing positions and tax deductions would be sustained on audit and we do not anticipate any adjustments that would result in a material change thereto.

ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a “more-likely-than-not” standard. A valuation allowance must be established when it is more-likely-than-not that some or all of a company’s deferred tax assets will not be realized. We assess our deferred tax assets on a quarterly basis, including the benefits from federal and state net operating loss carryforwards, to determine if valuation allowances are required. When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence. If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance will be recorded through the provision for income taxes.

As of December 31, 2013, we reviewed the evidence that was available at the time and determined that the Company’s deferred tax asset valuation allowances on certain of its federal and Florida deferred tax assets were no longer needed. Accordingly, the Company reversed $125.6 million of its deferred tax asset valuation allowances during the quarter and year ended December 31, 2013. The remaining valuation allowance primarily relates to (i) potential limitations under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met. Section 382 imposes an annual limitation on the Company’s use of net operating loss carryforwards and certain tax credit carryforwards that existed on the date that the Debtors emerged from bankruptcy (Note 1). As of June 30, 2014, the Company had a deferred tax asset of $121.1 million, which was net of a valuation allowance of $70.3 million. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of June 30, 2014, we had $3.8 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $25.9 million as of June 30, 2014, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of June 30, 2014 was $19.2 million, primarily based on development remaining to be completed.

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

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida. As the noncontrolling interest has substantive participating rights relating to operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method. Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced our carrying value for such investment to zero. As of June 30, 2014 and December 31, 2013, the carrying value of our investment in such joint venture was less than our ownership share of the capital on the partnership’s books by $4.3 million and $4.4 million, respectively. In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership and joint operations in the future. We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our financial condition, results of operations or cash flows.

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

During the three months ended June 30, 2014 and 2013, the Company recorded $0.9 million and $0.4 million, respectively, of expense for all of its stock-based and other non-cash long-term incentive compensation programs in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations. The corresponding amounts for the six months ended June 30, 2014 and 2013 were $1.7 million and $2.0 million, respectively.

13.	Earnings (Loss) Per Share and Certain Related Matters Affecting Shareholders’ Equity

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands, except per share amounts)

Net income	$4,239	$8,812	$5,958	$9,669
Net loss (income) attributable to noncontrolling interests	99	94	(140)	(177)
Preferred stock dividend	-	(700)	-	(700)

Net income attributable to common shareholders of WCI Communities, Inc.	$4,338	$8,206	$5,818	$8,792

Basic weighted average shares outstanding	26,020	18,045	26,017	18,045
Effect of dilutive securities:
Stock-based compensation arrangements	258	39	238	29

Diluted weighted average shares outstanding	26,278	18,084	26,255	18,074

Earnings per share of WCI Communities, Inc.:
Basic	$0.17	$0.45	$0.22	$0.49

Diluted	$0.17	$0.45	$0.22	$0.49

In connection with our emergence from bankruptcy (Note 1), shares of Series A and Series B preferred stock were issued to certain creditors. With respect to such preferred stock, we (i) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013 and (ii) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with ASC 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been (i) characterized as a preferred stock dividend in our consolidated statements of operations during the period that the related transaction was completed and (ii) deducted from net income to arrive at net income attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings per share.

14.	Segment Reporting

As defined in ASC 280, Segment Reporting (“ASC 280”), our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

During the three and six months ended June 30, 2014 and 2013, all of the revenues of our reportable segments were generated by our Florida operations. Evaluation of segment performance is based primarily on operating earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands)
Revenues
Homebuilding	$60,918	$53,761	$108,913	$84,252
Real estate services	26,499	23,962	44,962	40,391
Amenities	5,542	5,614	12,864	12,428

Total revenues	$92,959	$83,337	$166,739	$137,071

Operating earnings (loss)
Homebuilding	$6,379	$7,224	$9,504	$7,895
Real estate services	1,495	1,888	1,376	2,285
Amenities	(537)	(582)	(31)	(202)
Other income, net	63	1,011	428	1,220
Interest expense	(187)	(729)	(685)	(1,614)

Income from operations before income taxes	$7,213	$8,812	$10,592	$9,584

	June 30, 2014	December 31, 2013

	(in thousands)

Assets
Homebuilding	$391,725	$283,386
Real estate services	18,414	17,723
Amenities	39,171	40,973
Corporate and unallocated	327,759	343,404

Total assets	$777,069	$685,486

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

During the six months ended June 30, 2014, we continued to benefit from the recovery of the housing market. This positive momentum has largely been driven by attractive home affordability, low levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy. More recently, on a national level, rising home prices and higher interest rates have begun to moderate the demand for new homes. However, we continue to experience year-over-year improvements in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in an increase in home deliveries during the three and six months ended June 30, 2014 when compared to the same periods during 2013.

We accessed the debt and equity capital markets during 2014 and 2013, receiving total net proceeds of approximately $336 million from an initial public offering of our common stock and two separate issuances of senior unsecured notes, including the sale of our 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million during June 2014 at an issue price of 102.5%. For further discussion of such transactions, see below under “Liquidity and Capital Resources—Initial Public Offering and Senior Notes.”

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Overall, our positive operating results and capital markets activity during 2014 and 2013 have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida real estate market through both the increasing scale of our existing land holdings and future acquisitions.

During the three months ended June 30, 2014, we closed on four large land parcels and finished home sites within a master-planned community for an aggregate purchase price of $69.9 million. Those projects are currently planned for approximately 1,300 future home sites within 17 future selling neighborhoods. As of June 30, 2014, we owned and controlled approximately 10,300 home sites of which approximately 8,800 were owned and 1,500 were controlled by us. Outstanding land purchase contracts as of August 5, 2014 totaled approximately 1,500 home sites in ten neighborhoods, situated in five master-planned communities in southwest Florida and the east coast of Florida, for an aggregate purchase price of $39.7 million. Deposits related to these outstanding purchase contracts consisted of $0.6 million that are non-refundable and $0.5 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.”

Summary Company Operating Results

We experienced strong operating and financial performance during the three months ended June 30, 2014, including total revenues of $93.0 million, which represented an increase of 11.6% from $83.3 million during the three months ended June 30, 2013. Such increase was primarily due to improvement in our Homebuilding segment revenues, which was driven by a 17.2% increase in deliveries but partially offset by a 3.4% decrease in average selling price per home delivered. Additionally, revenues from our Real Estate Services segment grew 10.4% year-over-year and revenues from our Amenities segment were effectively unchanged. Consolidated gross margin during both the three months ended June 30, 2014 and 2013 was approximately $18 million. The 2014 gross margin included (i) improvement of $0.2 million in our Homebuilding segment, primarily due to the delivery of 21 additional homes during 2014 but partially offset by gross margin erosion of 320 basis points related to shifting product mix and (ii) a decline of $0.4 million in our Real Estate Services segment.

Our income from operations before income taxes was $7.2 million and $8.8 million during the three months ended June 30, 2014 and 2013, respectively. The decline in our 2014 operating results was primarily due to an increase in selling, general and administrative expenses and a reduction in other income of $0.9 million. As a result of our continued growth, there was an increase of $1.1 million in selling, general and administrative expenses during 2014, primarily due to increases in salaries, expenses resulting from our becoming a public company, sales office expenses and stock-based and other non-cash long-term compensation expense. Partially offsetting these items was lower interest expense during 2014, which was primarily due to a greater portion of our interest incurred being capitalized.

Net income attributable to common shareholders of WCI Communities, Inc. was $4.3 million and $8.2 million during the three months ended June 30, 2014 and 2013, respectively. This year-over-year decrease was primarily due to (i) certain factors impacting our operations, which are described in the immediately preceding paragraph, and (ii) $3.0 million of income tax expense during 2014 with no provision for income taxes during 2013, partially offset by a preferred stock dividend of $0.7 million during 2013 that did not recur in 2014.

As of June 30, 2014, our cash and cash equivalents, excluding restricted cash, were $201.5 million, a decrease of $11.9 million from $213.4 million as of December 31, 2013. Such decrease was primarily due to an increase in our real estate inventories, partially offset by (i) the cash flow generated by the 260 homes delivered during the six months ended June 30, 2014 and (ii) total proceeds of $72.9 million that we received from the issuance of $50.0 million in aggregate principal amount of our 6.875% Senior Notes due 2021 during June 2014 and the sale of certain community development district bonds during April 2014. The net increase in our real estate inventories of $105.4 million during the six months ended June 30, 2014 was primarily due to $73.0 million of land acquisitions along with land development and home construction spending within our communities. As of June 30, 2014, our net debt to net capitalization was 10.6%.

Due to continued improvement in the Florida housing market, new orders increased to 195 homes during the three months ended June 30, 2014, an increase of 48 homes, or 32.7%, from 147 homes during the three months ended June 30, 2013. As of June 30, 2014, the value of our backlog was $230.0 million, a 43.9% increase from $159.8 million as of June 30, 2013. We had 433 homes in backlog as of June 30, 2014, an increase of 92 homes, or 27.0%, from 341 homes as of June 30, 2013. The increase in backlog was primarily due to our increase in new orders, partially offset by increased deliveries. An improvement of 13.2% in the average selling price of our backlog units to $531,000 also contributed to the increase in the value of our backlog as of June 30, 2014. Additionally, our cancellation rate as a percent of gross new orders was 3.0% during the three months ended June 30, 2014. Our low cancellation rate reflects a high quality backlog given our move-up, second-home and active adult target buyers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	($ in thousands)

Homebuilding gross margin	$17,049	$16,788	$30,496	$26,623
Less: gross margin (loss) from land and home sites	-	(34)	-	35

Gross margin from homes delivered	17,049	16,822	30,496	26,588
Add: capitalized interest in cost of sales	1,282	1,070	2,267	1,563

Adjusted gross margin from homes delivered	$18,331	$17,892	$32,763	$28,151

Gross margin from homes delivered as a percentage of revenues from homes delivered	28.0%	31.3%	28.0%	31.6%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	30.1%	33.3%	30.1%	33.5%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$4,338	$8,206	$5,818	$8,792
Interest expense	187	729	685	1,614
Capitalized interest in cost of sales (1)	1,282	1,070	2,267	1,563
Income taxes (2)	2,974	-	4,634	(85)
Depreciation	644	545	1,232	1,008

EBITDA	9,425	10,550	14,636	12,892
Preferred stock dividend (3)	-	700	-	700
Other income, net (4)	(63)	(1,011)	(428)	(1,220)
Stock-based and other non-cash long-term incentive compensation expense (5)	873	448	1,685	2,032

Adjusted EBITDA	$10,235	$10,687	$15,893	$14,404

Adjusted EBITDA margin	11.0%	12.8%	9.5%	10.5%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the Company’s income taxes as reported in its unaudited consolidated statements of operations.
(3)	Represents a reduction in income available to common shareholders of WCI Communities, Inc. during the three and six months ended June 30, 2013 pertaining to a payment of $0.7 million that we made in April 2013 to purchase the one outstanding share of our Series B preferred stock. In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2, the difference between the consideration transferred to our preferred stock shareholder and the corresponding book value has been characterized as a preferred stock dividend in the Company’s unaudited consolidated statements of operations and deducted from net income to arrive at net income attributable to common shareholders of WCI Communities, Inc.
(4)	Represents the Company’s other income, net as reported in its unaudited consolidated statements of operations.
(5)	Represents expenses recorded in the Company’s unaudited consolidated statements of operations related to its stock-based and other non-cash long-term incentive compensation plans.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Homebuilding	$60,918	$53,761	$108,913	$84,252
Real estate services	26,499	23,962	44,962	40,391
Amenities	5,542	5,614	12,864	12,428

Total revenues	92,959	83,337	166,739	137,071

Cost of Sales
Homebuilding	43,869	36,973	78,417	57,629
Real estate services	25,004	22,074	43,586	38,106
Amenities	6,079	6,196	12,895	12,630

Total cost of sales	74,952	65,243	134,898	108,365

Gross margin	18,007	18,094	31,841	28,706

Other income, net	(63)	(1,011)	(428)	(1,220)
Selling, general and administrative expenses	10,670	9,564	20,992	18,728
Interest expense	187	729	685	1,614

	10,794	9,282	21,249	19,122

Income from operations before income taxes	7,213	8,812	10,592	9,584
Income tax (expense) benefit	(2,974)	-	(4,634)	85

Net income	4,239	8,812	5,958	9,669
Net loss (income) attributable to noncontrolling interests	99	94	(140)	(177)

Net income attributable to WCI Communities, Inc.	4,338	8,906	5,818	9,492
Preferred stock dividend	-	(700)	-	(700)

Net income attributable to common shareholders of WCI Communities, Inc.	$4,338	$8,206	$5,818	$8,792

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)

Homebuilding revenues	$60,918	$53,761	$108,913	$84,252
Homes delivered	60,918	53,759	108,913	84,035
Land and home sites	-	2	-	217
Homebuilding gross margin	17,049	16,788	30,496	26,623
Homebuilding gross margin percentage	28.0%	31.2%	28.0%	31.6%
Homes delivered (units)	143	122	260	201
Average selling price per home delivered	$426	$441	$419	$418
New orders for homes (units) (1)	195	147	400	287
Contract values of new orders (1)	$93,606	$70,072	$194,749	$128,936
Average selling price per new order (1)	480	477	487	449
Cancellation rate (2)	3.0%	3.3%	5.9%	3.7%
Backlog (units) (3)	433	341	433	341
Backlog contract values (3)	$229,983	$159,837	$229,983	$159,837
Average selling price in backlog (3)	531	469	531	469
Active selling neighborhoods at period-end	28	22	28	22

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, occurring during the reporting period.
(2)	Represents the number of orders canceled during such period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(3)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues for the three months ended June 30, 2014 were $60.9 million, an increase of $7.1 million, or 13.2%, from $53.8 million for the three months ended June 30, 2013. Such increase was primarily due to a 21-unit, or 17.2%, increase in homes delivered, partially offset by a 3.4% decrease in the average selling price of homes delivered. The increase in home deliveries was reflective of the continued ramp up in our operations while the decrease in the average selling price of homes delivered was primarily due to shifting product mix.

Total homebuilding revenues for the six months ended June 30, 2014 were $108.9 million, an increase of $24.6 million, or 29.2%, from $84.3 million for the six months ended June 30, 2013. Such increase was primarily due to a 59-unit, or 29.4%, increase in homes delivered and a 0.2% increase in the average selling price of homes delivered. The increase in home deliveries was reflective of the continued ramp up in our operations.

Homebuilding gross margin for the three months ended June 30, 2014 was $17.0 million, an increase of $0.2 million, from $16.8 million for the three months ended June 30, 2013. Homebuilding gross margin as a percent of revenues decreased to 28.0% for the three months ended June 30, 2014 from 31.2% for the three months ended June 30, 2013. Such decrease resulted from shifting product mix as partially evidenced by an increase of approximately 2% in our home site cost of sales as a percent of homes delivered revenues. Additionally, our Homebuilding gross margin percentage was consistent on a sequential quarterly basis.

Homebuilding gross margin for the six months ended June 30, 2014 was $30.5 million, an increase of $3.9 million, from $26.6 million for the six months ended June 30, 2013. Homebuilding gross margin as a percent of revenues decreased to 28.0% for the six months ended June 30, 2014 from 31.6% for the six months ended June 30, 2013. Such decrease resulted from shifting product mix as partially evidenced by an increase of approximately 2% in our home site cost of sales as a percent of homes delivered revenues.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three and six months ended June 30, 2014 and 2013 were positively impacted by the low book value of our land, which was reset to fair value in September 2009 in connection with our emergence from bankruptcy (see Note 1 to our unaudited consolidated financial statements in Item 1 of this

Quarterly Report on Form 10-Q) and in accordance with fresh start accounting requirements. During 2014 and 2013, substantially all of our home deliveries were generated from communities that we owned in September 2009. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of approximately 15% for each of the three and six months ended June 30, 2014. The corresponding favorable impact was approximately 13% for each of the three and six months ended June 30, 2013. Fluctuations of the home site cost of sales percent are primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of June 30, 2014, we owned approximately 5,600 home sites that benefit from being reset to fair value in September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then current market prices, we anticipate that the positive impact of our low book value land on our homebuilding gross margin will begin to decline. The low carrying value of our land is a significant driver of our gross margin from homes delivered of 28.0% and 31.3% during the three months ended June 30, 2014 and 2013, respectively. The corresponding gross margins were 28.0% and 31.6% during the six months ended June 30, 2014 and 2013, respectively.

We delivered 143 homes during the three months ended June 30, 2014, an increase of 21 units, or 17.2%, from the 122 homes delivered during the three months ended June 30, 2013. The increase in deliveries during 2014 was primarily due to a larger backlog at December 31, 2013, compared to the backlog at December 31, 2012, along with having more neighborhoods delivering homes and a greater number of deliveries per neighborhood during 2014 when compared to 2013. The average selling price per home delivered during the three months ended June 30, 2014 was $426,000, a decrease of $15,000, or 3.4%, from $441,000 during the three months ended June 30, 2013. Shifting product mix drove the decrease in the average selling price per home delivered during the three months ended June 30, 2014.

We delivered 260 homes during the six months ended June 30, 2014, an increase of 59 units, or 29.4%, from the 201 homes delivered during the six months ended June 30, 2013. The increase in deliveries during 2014 was primarily due to a larger backlog at December 31, 2013, compared to the backlog at December 31, 2012, along with having more neighborhoods delivering homes and a greater number of deliveries per neighborhood during 2014 when compared to 2013. The average selling price per home delivered during the six months ended June 30, 2014 was $419,000, which was consistent with $418,000 during the six months ended June 30, 2013.

During the three months ended June 30, 2014, we generated 195 new orders, an increase of 48 new orders, or 32.7%, from 147 new orders during the three months ended June 30, 2013. Such increase was primarily due to continued momentum within our active selling neighborhoods, along with an increase in our active selling neighborhood count from 22 at June 30, 2013 to 28 at June 30, 2014. Contract values of new orders during the three months ended June 30, 2014 were $93.6 million, an increase of $23.5 million, or 33.5%, from $70.1 million during the three months ended June 30, 2013, primarily due to the 48-unit increase in new order activity and an improvement in the average selling price per unit of new orders to $480,000 during the three months ended June 30, 2014 from $477,000 during the three months ended June 30, 2013. The increase in our new order average selling price per unit during 2014 was primarily due to sales mix and strategic price increases as the overall housing market continued to improve.

During the six months ended June 30, 2014, we generated 400 new orders, an increase of 113 new orders, or 39.4%, from 287 new orders during the six months ended June 30, 2013. Such increase was primarily due to continued momentum within our active selling neighborhoods, along with an increase in our active selling neighborhood count from 22 at June 30, 2013 to 28 at June 30, 2014. Contract values of new orders during the six months ended June 30, 2014 were $194.7 million, an increase of $65.8 million, or 51.0%, from $128.9 million during the six months ended June 30, 2013, primarily due to the 113-unit increase in new order activity and an improvement in the average selling price per unit of new orders to $487,000 during the six months ended June 30, 2014 from $449,000 during the six months ended June 30, 2013. The increase in our new order average selling price per unit during 2014 was primarily due to sales mix and strategic price increases as the overall housing market continued to improve.

Our backlog contract value as of June 30, 2014 was $230.0 million, an increase of $70.2 million, or 43.9%, from $159.8 million as of June 30, 2013. An increase in the average selling price of our backlog units from $469,000 to $531,000, or 13.2%, contributed to an increase in the contract value of our backlog as of June 30, 2014. Additionally, we had 433 units in backlog as of June 30, 2014, an increase of 92 units, or 27.0%, from 341 units as of June 30, 2013. The increase in backlog was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders, partially offset by increased deliveries.

Real Estate Services

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

	($ in thousands)

Real estate services revenues	$26,499	$23,962	$44,962	$40,391
Real estate brokerage	25,454	22,859	43,159	38,468
Title services	1,045	1,103	1,803	1,923
Real estate services gross margin	1,495	1,888	1,376	2,285
Real estate services gross margin percentage	5.6%	7.9%	3.1%	5.7%
Real estate brokerage closed home sales transactions	2,746	2,678	4,661	4,688
Real estate brokerage average home sale selling price	$307	$278	$300	$261
Title services closing transactions	688	767	1,193	1,397

Real estate services revenues during the three months ended June 30, 2014 were $26.5 million, an increase of $2.5 million, or 10.4%, from $24.0 million during the three months ended June 30, 2013. Such improvement was primarily due to an increase of 11.4% in real estate brokerage revenues, resulting from: (i) revenues associated with certain real estate brokerage offices that we recently acquired; (ii) a 10.4% increase in average home sale selling price; and (iii) a 2.5% increase in closed home sales transactions. The increase in average home sale selling price during the three months ended June 30, 2014 was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate services business from lower-priced, distressed home sales to higher-priced home sales. The increase in closed home sales transactions during the three months ended June 30, 2014 was primarily due to the favorable effects from our recent acquisitions, partially offset by the overall decline of transactions in our markets. Title services revenues declined 5.3% during such period due to a lower number of captured transactions from our company-owned real estate brokerage and less refinancing activity.

Real estate services revenues during the six months ended June 30, 2014 were $45.0 million, an increase of $4.6 million, or 11.4%, from $40.4 million during the six months ended June 30, 2013. Such improvement was primarily due to an increase of 12.2% in real estate brokerage revenues, resulting from (i) revenues associated with certain real estate brokerage offices that we recently acquired and (ii) a 14.9% increase in average home sale selling price, partially offset by a 0.6% decrease in closed home sales transactions. The increase in average home sale selling price during the six months ended June 30, 2014 was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate services business from lower-priced, distressed home sales to higher-priced home sales. The nominal decrease in closed home sales transactions during the six months ended June 30, 2014 reflected the overall decline of transactions in our markets with such decline being effectively offset by the favorable effects from our recent acquisitions. Title services revenues declined 6.2% during such period due to a lower number of captured transactions from our company-owned real estate brokerage and less refinancing activity.

Real estate services gross margin during the three months ended June 30, 2014 was $1.5 million, a decrease of $0.4 million, or 21.1%, from $1.9 million during the three months ended June 30, 2013. Such decrease was primarily due to incremental costs during the three months ended June 30, 2014 associated with certain real estate brokerage offices that we recently acquired, including higher commission splits during the post-acquisition transitional period, and other costs to improve and enhance the infrastructure of our real estate services business, partially offset by the margin associated with higher real estate brokerage revenues during such period. We experienced an increase of approximately 120 basis points in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues from 74.4% during the three months ended June 30, 2013 to 75.6% during the three months ended June 30, 2014. Among other things, this increase was due to higher commission splits being paid to our agents during 2014, which is a result of our top performers generating a greater percentage of home sales transactions, and the effects from our recent acquisitions.

Real estate services gross margin during the six months ended June 30, 2014 was $1.4 million, a decrease of $0.9 million, or 39.1%, from $2.3 million during the six months ended June 30, 2013. Such decrease was primarily due to incremental costs during the six months ended June 30, 2014 associated with certain real estate brokerage offices that we recently acquired, including higher commission splits during the post-acquisition transitional period, and other costs to improve and enhance the infrastructure of our real estate services business, partially offset by the margin associated with higher real estate brokerage revenues during such period. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues was 74.9% during the six months ended June 30, 2014, an increase of 130 basis points, from 73.6% during the six months ended June 30, 2013. Among other things, this increase was due to higher commission splits being paid to our agents during 2014, which is a result of our top performers generating a greater percentage of home sales transactions, and the effects from our recent acquisitions.

Amenities

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

	(in thousands)

Revenues	$5,542	$5,614	$12,864	$12,428
Amenities gross margin	(537)	(582)	(31)	(202)

Total amenities revenues during the three months ended June 30, 2014 were $5.5 million, a decrease of $0.1 million, or 1.8%, from $5.6 million during the three months ended June 30, 2013. We generated $2.5 million of membership dues during the three months ended June 30, 2014, compared to $2.3 million during the three months ended June 30, 2013, an increase of $0.2 million. Club operating revenues were $3.0 million during the three months ended June 30, 2014, compared to $3.1 million during the three months ended June 30, 2013, a decrease of $0.1 million. We experienced a membership base increase of 9% during the three months ended June 30, 2014 that was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Membership and marina slip sales revenues were nominal during the three months ended June 30, 2014, compared to $0.2 million during the three months ended June 30, 2013.

Total amenities revenues during the six months ended June 30, 2014 were $12.9 million, an increase of $0.5 million, or 4.0%, from $12.4 million during the six months ended June 30, 2013. We generated $5.1 million of membership dues during the six months ended June 30, 2014, compared to $4.8 million during the six months ended June 30, 2013, an increase of $0.3 million. Club operating revenues were $7.6 million during the six months ended June 30, 2014, compared to $7.3 million during the six months ended June 30, 2013, an increase of $0.3 million. The increases in membership dues and club operating revenues were primarily due to a 9% increase in our membership base, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Membership and marina slip sales revenues were $0.2 million and $0.3 million during the six months ended June 30, 2014 and 2013, respectively.

Total amenities gross margin during the three months ended June 30, 2014 was ($0.5) million, representing an improvement of $0.1 million when compared to ($0.6) million during the three months ended June 30, 2013. Such change was primarily due to an overall improvement in our variable expenses.

Total amenities gross margin during the six months ended June 30, 2014 was effectively break even, representing an improvement of $0.2 million when compared to ($0.2) million during the six months ended June 30, 2013. Such change was primarily due to incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs, along with improvements in our variable expenses, such as merchandise and food and beverage costs, as a percent of revenues.

Due to seasonality in the amenities operating segment, our results of operations for the three and six months ended June 30, 2014 are not necessarily representative of the results that we expect for the year ending December 31, 2014 or the last two quarters of such year. Also, see below under “Seasonality.”

Impairments

During the three and six months ended June 30, 2014 and 2013, we did not record any impairments on real estate inventories or long-lived assets because (i) those assets meeting the criteria as held for sale had fair values in excess of their carrying values and (ii) those assets classified as held and used had undiscounted cash flows in excess of their carrying values. However, during impairment analyses that we performed as of June 30, 2014, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its carrying value of $3.2 million, which could potentially lead to a future impairment charge. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

Other Income, net

During the three months ended June 30, 2014 and 2013, other income was $0.1 million and $1.0 million, respectively. Other income during the three months ended June 30, 2014 was primarily interest income. Other income during the three months ended June 30, 2013 included $0.9 million of net recoveries and reductions in certain accruals and reserves related to various legal matters and $0.1 million of other miscellaneous items, including interest income.

During the six months ended June 30, 2014 and 2013, other income was $0.4 million and $1.2 million, respectively. Other income during the six months ended June 30, 2014 included net recoveries and reductions in certain accruals and reserves related to various matters, along with other miscellaneous items, including $0.2 million of interest income. Other income during the six months ended June 30, 2013 included $0.9 million of net recoveries and reductions in certain accruals and reserves related to various legal matters, $0.1 million in royalties from the sale of excess land fill and $0.2 million of other miscellaneous items, including interest income.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.7 million during the three months ended June 30, 2014, an increase of $1.1 million, or 11.5%, from $9.6 million during the three months ended June 30, 2013. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $0.3 million, or 7.5%, to $4.3 million during the three months ended June 30, 2014, compared to $4.0 million during the three months ended June 30, 2013. This increase was primarily due to greater sales office expenses. As a percent of revenues from homes delivered, the related commission expense improved to 3.8% during the three months ended June 30, 2014, compared to 4.3% during the three months ended June 30, 2013. General and administrative expenses increased $0.8 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to: (i) additional compensation expense supporting our growing operations; (ii) an increase of $0.5 million in stock-based and other non-cash long-term compensation expense during the three months ended June 30, 2014 related to the stock-based and other long-term incentive compensation plans that we adopted during 2013; and (iii) the addition of public company expenses during 2014. As a percent of homebuilding revenues, SG&A expenses declined to 17.5% during the three months ended June 30, 2014 from 17.8% during the three months ended June 30, 2013.

SG&A expenses were $21.0 million during the six months ended June 30, 2014, an increase of $2.3 million, or 12.3%, from $18.7 million during the six months ended June 30, 2013. Sales and marketing expenses increased $1.1 million, or 15.9%, to $8.0 million during the six months ended June 30, 2014, compared to $6.9 million during the six months ended June 30, 2013. This increase was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses. As a percent of revenues from homes delivered, the related commission expense improved to 3.6% during the six months ended June 30, 2014, compared to 4.2% during the six months ended June 30, 2013. General and administrative expenses increased $1.2 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to additional compensation expense supporting our growing operations and the addition of public company expenses during 2014. These items were partially offset by: (i) a $0.3 million reduction in expense during the six months ended June 30, 2014 related to the stock-based and other long-term incentive compensation plans that we adopted during 2013; (ii) lower legal fees; and (iii) less real estate tax expense due to a greater portion being capitalized during 2014. As a percent of homebuilding revenues, SG&A expenses declined to 19.3% during the six months ended June 30, 2014 from 22.2% during the six months ended June 30, 2013.

Interest Expense

Interest expense is comprised of interest incurred on our debt but not capitalized. Interest expense was $0.2 million during the three months ended June 30, 2014, a decrease of $0.5 million, or 71.4%, from $0.7 million during the three months ended June 30, 2013. Interest expense was $0.7 million during the six months ended June 30, 2014, a decrease of $0.9 million, or 56.3%, from $1.6 million during the six months ended June 30, 2013. Such decreases were primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending and lower effective interest rates on our debt arrangements, partially offset by higher weighted average borrowings during 2014.

Income Taxes

During the three and six months ended June 30, 2014, income tax expense was $3.0 million and $4.6 million, respectively. There was no income tax provision during the three months ended June 30, 2013; however, an income tax benefit of $0.1 million was recorded during the six months ended June 30, 2013. After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and six months ended June 30, 2014 were 40.7% and 44.3%, respectively. Such rates were higher than the customary blended federal and state income tax rate primarily due to certain non-deductible stock-based compensation expense, partially offset during the six months ended June 30, 2014 by reductions in the Company’s deferred tax asset valuation allowances. Due to the effects of changes in the Company’s deferred tax asset valuation allowances, its effective income tax rates during the three and six months ended June 30, 2013 were not meaningful as the provision for income taxes during such periods, if any, did not directly correlate to the Company’s income from operations before income taxes. Specifically, the income tax benefit during the six months ended June 30, 2013 was due to a state tax refund from a prior year.

As of June 30, 2014, we had a deferred tax asset of $121.1 million, which was net of a valuation allowance of $70.3 million. As a result of prior changes in ownership under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, our deferred tax assets are subject to certain limitations and our ability to recognize a tax benefit from certain unrealized built-in losses may be limited depending on, among other things, when, and at what price, we sell the underlying assets. Moreover, a change in ownership under Section 382, which may occur in the future, would place additional limitations on our ability to use built-in losses and net operating loss carryforwards that are not currently subject to limitations. For further discussion of certain risks related to the Company’s income taxes, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.”

Also, see Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

Preferred Stock Dividend

During April 2013, we paid $0.7 million to purchase the one outstanding share of our Series B preferred stock. That share of preferred stock, which was carried at a nominal value on our consolidated balance sheets, has been cancelled and retired. In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2, the difference between the consideration transferred to our preferred stock shareholder and the corresponding book value has been characterized as a preferred stock dividend in the Company’s unaudited consolidated statements of operations and deducted from net income to arrive at net income attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings per share.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. As a result, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the six months ended June 30, 2014, we generated cash by delivering 260 homes, and spent $73.0 million to purchase 1,300 home sites, invested $20.5 million on land development and started construction of 423 homes. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend more, on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls, including those related to cash outlays for land and real estate inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are ultimately approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment. As of June 30, 2014, we had $201.5 million of cash and cash equivalents, excluding restricted cash, an $11.9 million decrease from December 31, 2013, primarily as a result of an increase in our real estate inventories, partially offset by (i) the cash flow generated by the 260 homes delivered during the six months ended June 30, 2014 and (ii) total proceeds of $72.9 million that we received from the issuance of $50.0 million in aggregate principal amount of our 6.875% Senior Notes due 2021 during

June 2014 and the sale of certain community development district bonds during April 2014. The 2014 net increase in our real estate inventories of $105.4 million was primarily due to $73.0 million of land acquisitions along with land development and home construction spending within our communities. We intend to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

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

Initial Public Offering and Senior Notes

During 2014 and 2013, we accessed the debt and equity capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth. On July 30, 2013, we completed an initial public offering of our common stock and issued 6,819,091 shares at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us. During August 2013, we completed the issuance of our 6.875% Senior Notes due 2021 in the aggregate principal amount of $200.0 million (the “Original 2021 Notes”) at an issue price of 100.0%. During June 2014, we completed the issuance of additional 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million (the “Supplemental 2021 Notes”) at an issue price of 102.5%, plus accrued and unpaid interest from February 15, 2014 to June 26, 2014. The net proceeds from the offering of the Original 2021 Notes (the “Original 2021 Notes Offering”) were $195.5 million after deducting fees and expenses payable by us. We used $127.0 million of the net proceeds from the Original 2021 Notes Offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The net proceeds from the offering of the Supplemental 2021 Notes (the “Supplemental 2021 Notes Offering”), excluding accrued interest of $1.3 million paid to us by the initial noteholders, are expected to approximate $50.2 million after deducting fees and expenses payable by us. We intend to use the net proceeds from the Supplemental 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

After giving effect to these recent capital market transactions and based on our current operations and anticipated growth, we believe that we can meet our cash requirements for the twelve months ending June 30, 2015 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities. For further discussion of certain financing and other related risks facing our business and operations, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Indebtedness—We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.”

We intend to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available.

Revolving Credit Arrangements

On August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. The commitment under such revolving credit facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. As of August 5, 2014, there were no amounts drawn on the revolving credit facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”). During its initial 36 months, the loan is structured as a revolving credit facility. During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly. During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time. Each outstanding letter of credit will reduce the availability under the revolving credit facility dollar for dollar. As of August 5, 2014, there were no amounts drawn on the Stonegate Loan; however, $2.0 million of letters of credit have been issued thereunder on such date, limiting the borrowing capacity to $8.0 million.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of June 30, 2014, we had $3.8 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $25.9 million as of June 30, 2014, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations. Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K.

Cash Flows

We intend to use our available liquidity, which includes our cash and cash equivalents and, if necessary, borrowings under our revolving credit arrangements, for general corporate purposes, including the acquisition and development of land and home construction. The table below summarizes our cash flows as reported in our unaudited consolidated statements of cash flows in Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,

	2014	2013

	(in thousands)

Sources (uses) of cash and cash equivalents:
Net cash used in operating activities	$(82,122)	$(44,945)
Net cash used in investing activities	(1,801)	(298)
Net cash provided by (used in) financing activities	72,113	(1,319)

Net decrease in cash and cash equivalents	(11,810)	(46,562)
Cash and cash equivalents at the beginning of the period	213,352	81,094

Cash and cash equivalents at the end of the period	$201,542	$34,532

During the six months ended June 30, 2014 and 2013, net cash used in operating activities was $82.1 million and $44.9 million, respectively. The $37.2 million increase in cash used in operating activities during the six months ended June 30, 2014 was primarily due to: (i) a $16.0 million year-over-year net increase in real estate inventories spending; (ii) receipt of a $16.8 million federal income tax refund during the six months ended June 30, 2013 that did not recur during the six months ended June 30, 2014; and (iii) a $5.0 million unfavorable change in other assets and liabilities (primarily a reduction in accounts payable and other liabilities due to the timing of vendor payments and an increase in restricted cash, partially offset by an increase in customer deposits). Such items were partially offset by a $0.6 million improvement in net income after giving effect to certain non-cash adjustments.

Net cash used in investing activities during the six months ended June 30, 2014 and 2013 was $1.8 million and $0.3 million, respectively. Additions to property and equipment were the Company’s only investing activity during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company had $0.9 million of additions to property and equipment, which was partially offset by $0.6 million of distributions of capital from an unconsolidated joint venture.

Net cash provided by financing activities was $72.1 million during the six months ended June 30, 2014, compared to net cash used in financing activities of $1.3 million during the six months ended June 30, 2013. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of proceeds of (i) $52.5 million from our issuance of the Supplemental 2021 Notes ($50.0 million in aggregate principal amount at an issue price of 102.5%, plus accrued interest of $1.3 million paid to us by the initial noteholders) and (ii) $21.7 million that we received from the sale of certain community development district bonds. These cash receipts were partially offset by: (i) payments of $0.9 million for debt issuance costs; (ii) payments of $0.9 million on community development district obligations; (iii) payments of $0.2 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2014; and (iv) a distribution of $0.1 million to noncontrolling interests in one of the Company’s joint ventures. Net cash used in financing activities during the six months ended June 30, 2013 consisted of: (i) payments of $0.4 million for debt issuance costs; (ii) payments of $0.2 million on community development district obligations; and (iii) a $0.7 million payment to purchase the one outstanding share of the Company’s Series B preferred stock.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2014, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $43.3 million, which controlled approximately 1,500 planned home sites. As of such date, we had made non-refundable deposits aggregating $0.3 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.”

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

During the six months ended June 30, 2014, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of our 2013 Form 10-K, other than (i) a net increase of $18.4 million in our land purchase contracts, net of deposits and other related payments, to $43.3 million and (ii) our issuance of the Supplemental 2021 Notes in the aggregate principal amount of $50.0 million during June 2014 (see discussion thereof in Note 8 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). Moreover, as discussed below under “Community Development District or Similar Development Authority (“CDD”) Obligations” and in Note 7 to the aforementioned unaudited consolidated financial statements, the Company’s community development district obligations increased by approximately $21.7 million during the six months ended June 30, 2014 as the result of our sale of certain bonds.

Community Development District or Similar Development Authority (“CDD”) Obligations

In connection with the development of certain of our communities, community development or improvement districts may use bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements at or near those communities. We utilize two primary types of bonds issued by the district, type “A” and “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and the district has a lien on each parcel at the time the district adopts its fees and assessments for the applicable fiscal year. If the owner of the parcel does not pay this obligation, the district can foreclose on the lien. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited. The total amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities was $53.6 million and $33.0 million as of June 30, 2014 and December 31, 2013, respectively. Bond obligations as of June 30, 2014 mature at various times during the years 2018 through 2039. As of June 30, 2014 and December 31, 2013, we recorded CDD bond obligations of $27.0 million and $7.3 million, respectively, net of debt discounts of $2.7 million and $1.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities. For a detailed description of our CDD obligations, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Through April 15, 2014, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 405-20, Extinguishments of Liabilities, we accounted for the CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations. As a result, $23.6 million of the $24.0 million CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets prior to April 16, 2014. On such date, we sold $23.6 million of the aforementioned CDD bonds and received proceeds, including accrued and unpaid interest, of $22.7 million. The scheduled debt service payment on May 1, 2014 satisfied all of the other CDD bonds previously held by us. Accordingly, we are no longer the holder of any such CDD bonds. As a result of these transactions, the Company’s CDD obligations increased by $21.7 million during the three months ended June 30, 2014, which represented our discounted proportionate share of the outstanding CDD bonds.

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

Seasonality

We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our Homebuilding and Amenities segments. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual revenues, income and cash flows. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual Amenities segment revenues and cash flows during that time period. Accordingly, revenues and operating results for our Homebuilding and Amenities segments may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements.

As a result of seasonal activity, our results of operations during any given quarter are not necessarily representative of the results that we expect for the full calendar year or subsequent quarterly reporting periods. We expect these seasonal patterns to continue, although they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors.

In contrast to our typical seasonal results, weakness in U.S. homebuilding market conditions during recent years has mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur. See Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.”

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

Our critical accounting policies and estimates have not changed from those reported under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2013 Form 10-K. However, see Note 2 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which we adopted during the six months ended June 30, 2014. Such new accounting guidance did not have a material impact on the Company or the presentation of its consolidated financial statements. Due to the recent issuance of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also discussed at Note 2 to the aforementioned unaudited consolidated financial statements, and the complex analyses required thereunder, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply. Public entities are required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption. Early adoption of ASU 2014-09 is not permitted by public entities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2014, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our 2013 Form 10-K, other than our issuance of the Supplemental 2021 Notes in the aggregate principal amount of $50.0 million during June 2014 (see discussion thereof in Notes 8 and 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2013, we commenced the initial public offering (the “Initial Public Offering”) of our common stock, $0.01 par value. Pursuant to the Registration Statement on Form S-1 (File No. 333-188866), as amended, that was declared effective on July 24, 2013, we registered 7,841,954 shares of common stock (including a 30-day option granted by us to the underwriters in the Initial Public Offering to purchase up to 1,022,863 shares of common stock, which was not exercised). We sold 6,819,091 shares of our common stock in the Initial Public Offering at a price per share to the public of $15.00 for an aggregate offering price of $102.3 million. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint book-running managers of the Initial Public Offering and as representatives of the underwriters. Zelman Partners LLC, FBR Capital Markets & Co. and Raymond James & Associates, Inc. also acted as underwriters in the Initial Public Offering. The Initial Public

Offering closed on July 30, 2013, and the net proceeds of the Initial Public Offering to the Company were $90.3 million, after deducting the underwriting discounts of $6.9 million and offering expenses payable by us of $5.1 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of June 30, 2014, we have used all of the net proceeds from the Initial Public Offering for general corporate purposes, including the acquisition and development of land and home construction, which is consistent with our previously reported expected use of such net proceeds as described in our Registration Statement on Form S-1.

There were no sales of unregistered equity securities by us during the three months ended June 30, 2014.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.1	First Supplemental Indenture, dated as of April 28, 2014, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	10-Q	001-36023	4.1	5/6/14

4.2	Second Supplemental Indenture, dated as of June 26, 2014, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	8-K	001-36023	4.3	6/26/14

10.1	Fifth Amendment to Lease Agreement, dated January 10, 2014, by and between Walden Center LP and WCI Communities, LLC					*

10.2	Registration Rights Agreement, dated as of June 26, 2014, by and among WCI Communities, Inc., the guarantors named therein and Citigroup Global Markets Inc.	8-K	001-36023	10.1	6/26/14

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS †	XBRL Instance Document					**

101.SCH †	XBRL Taxonomy Extension Schema Document					**

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.

**	Furnished herewith.

†	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: August 5, 2014	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2014	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)