Form 10-Q
period 2014-09-30
WCI Communities, Inc.
filed 2014-11-04
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Common shares outstanding as of November 4, 2014: 25,971,721

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$169,541	$213,352
Restricted cash	12,772	8,911
Notes and accounts receivable	4,747	7,107
Real estate inventories	420,045	280,293
Property and equipment, net	25,226	24,479
Other assets	19,533	18,101
Income taxes receivable	465	77
Deferred tax assets, net of valuation allowances	119,141	125,646
Goodwill	7,520	7,520

Total assets	$778,990	$685,486

Liabilities and Equity
Accounts payable and other liabilities	$69,555	$54,920
Customer deposits	37,198	20,702
Senior notes, including unamortized premium of $1,215 at September 30, 2014	251,215	200,000

Total liabilities	357,968	275,622

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,824,734 shares issued and 25,787,999 shares outstanding at September 30, 2014; 25,795,072 shares issued and 25,768,035 shares outstanding at December 31, 2013	258	258
Additional paid-in capital	301,109	298,530
Retained earnings	117,942	108,984
Treasury stock, at cost, 36,735 shares at September 30, 2014 and 27,037 shares at December 31, 2013	(374)	(196)

Total WCI Communities, Inc. shareholders’ equity	418,935	407,576
Noncontrolling interests in consolidated joint ventures	2,087	2,288

Total equity	421,022	409,864

Total liabilities and equity	$778,990	$685,486

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Homebuilding	$62,381	$60,802	$171,294	$145,054
Real estate services	22,886	20,524	67,848	60,915
Amenities	4,393	4,192	17,257	16,620

Total revenues	89,660	85,518	256,399	222,589

Cost of Sales
Homebuilding	45,937	42,992	124,354	100,621
Real estate services	22,455	19,656	66,041	57,762
Amenities	5,570	5,713	18,465	18,343

Total cost of sales	73,962	68,361	208,860	176,726

Gross margin	15,698	17,157	47,539	45,863

Selling, general and administrative expenses	11,034	10,279	32,026	29,007
Interest expense	191	184	876	1,798
Other income, net	(107)	(29)	(535)	(1,249)
Expenses related to early repayment of debt	—	5,105	—	5,105

	11,118	15,539	32,367	34,661

Income from operations before income taxes	4,580	1,618	15,172	11,202
Income tax (expense) benefit	(1,703)	—	(6,337)	85

Net income	2,877	1,618	8,835	11,287
Net loss attributable to noncontrolling interests	263	340	123	163

Net income attributable to WCI Communities, Inc.	3,140	1,958	8,958	11,450
Preferred stock dividends	—	(18,980)	—	(19,680)

Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$3,140	$(17,022)	$8,958	$(8,230)

Earnings (loss) per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.12	$(0.71)	$0.34	$(0.41)

Diluted	$0.12	$(0.71)	$0.34	$(0.41)

Weighted average number of shares of common stock outstanding:
Basic	26,020	24,138	26,018	20,099

Diluted	26,307	24,138	26,272	20,099

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864
Net income (loss)	—	—	—	—	—	8,958	—	(123)	8,835
Stock-based and other non-cash long-term incentive compensation expense	—	—	—	—	2,541	—	—	—	2,541
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	30	—	38	—	—	—	38
Purchases of treasury stock	—	—	—	—	—	—	(178)	—	(178)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(78)	(78)

Balance at September 30, 2014	—	$—	25,825	$258	$301,109	$117,942	$(374)	$2,087	$421,022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	10	$—	—	$—	18,072	$181	$203,833	$(37,664)	$(196)	$2,451	$168,605
Net income (loss)	—	—	—	—	—	—	—	11,450	—	(163)	11,287
Stock-based and other non-cash long-term incentive compensation expense	—	—	—	—	—	—	4,312	—	—	—	4,312
Stock dividend paid to Series A preferred shareholders	—	—	—	—	904	9	(9)	—	—	—	—
Retirement of Series A preferred shares	(10)	—	—	—	—	—	—	—	—	—	—
Cash dividend paid to Series B preferred shareholder	—	—	—	—	—	—	(700)	—	—	—	(700)
Issuance of common stock	—	—	—	—	6,819	68	90,189	—	—	—	90,257

Balance at September 30, 2013	—	$—	—	$—	25,795	$258	$297,625	$(26,214)	$(196)	$2,288	$273,761

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$8,835	$11,287
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	619	462
Amortization of debt (premium) discount	(35)	243
Expenses related to early repayment of debt	—	5,105
Depreciation	1,910	1,513
Provision for (recovery of) bad debts	(2)	270
Loss on sale of property and equipment	—	69
Deferred income tax expense	6,720	—
Stock-based and other non-cash long-term incentive compensation expense	2,541	4,312
Changes in assets and liabilities:
Restricted cash	(3,861)	2,883
Notes and accounts receivable	2,362	3,021
Real estate inventories	(141,285)	(94,772)
Other assets	(899)	4,496
Income taxes receivable	(388)	16,750
Accounts payable and other liabilities	(4,974)	1,362
Customer deposits	16,496	7,316

Net cash used in operating activities	(111,961)	(35,683)

Investing activities
Distributions of capital from an unconsolidated joint venture	—	577
Additions to property and equipment	(2,465)	(1,525)

Net cash used in investing activities	(2,465)	(948)

Financing activities
Proceeds from the issuance of common stock, net	—	90,257
Proceeds from the issuance of senior notes	51,250	200,000
Repayment of senior secured term notes	—	(126,250)
Payments of debt issuance costs	(1,116)	(5,597)
Proceeds from the sale of community development district bonds	21,673	—
Payments of community development district obligations	(936)	(338)
Payment of preferred stock dividend	—	(700)
Purchases of treasury stock	(178)	—
Distribution to noncontrolling interests	(78)	—

Net cash provided by financing activities	70,615	157,372

Net increase (decrease) in cash and cash equivalents	(43,811)	120,741
Cash and cash equivalents at the beginning of the period	213,352	81,094

Cash and cash equivalents at the end of the period	$169,541	$201,835

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis, primarily due to our homebuilding and amenities operating segments. Because many of our Florida homebuyers prefer to close on their home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual revenues, income and cash flows. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities segment revenues and cash flows during that time period. Accordingly, revenues and operating results for our homebuilding and amenities operating segments may fluctuate significantly on a quarterly basis. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”), as defined under ASC 810, Consolidation (“ASC 810”), but over which the Company has the ability to exercise control. In accordance with ASC 323, Investments—Equity Method and Joint Ventures, the equity method of accounting is applied to those investments in joint ventures that are not VIEs and the Company has either less than a controlling interest, substantive participating rights or is not the primary beneficiary, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation.

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

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Among other things, ASU 2014-09 outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate, etc.). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. ASU 2014-09 also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Public entities are required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption. An entity may adopt ASU 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09. Early adoption of ASU 2014-09 is not permitted by public entities. Due to the recent issuance of the new accounting and disclosure guidance under ASU 2014-09 and the complex analyses required thereunder, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply.

On August 27, 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Among other things, ASU 2014-15 requires management of a public entity to perform interim and annual assessments of such public entity’s ability to continue as a going concern within one year of the date that its financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, then such entity must provide certain supplemental disclosures in its financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and annual and interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

3.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	September 30, 2014	December 31, 2013

	(in thousands)
Land and land improvements held for development or sale	$277,939	$207,810
Work in progress	99,955	38,486
Completed inventories	33,403	25,372
Investments in amenities	8,748	8,625

Total real estate inventories	$420,045	$280,293

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. The carrying value of land and land improvements held for sale was $1.8 million as of both September 30, 2014 and December 31, 2013. During October 2014, the Company sold one of its held for sale land parcels for $1.5 million, resulting in a gain of approximately $0.4 million that will be recognized during the quarter ending December 31, 2014.

As of September 30, 2014 and December 31, 2013, single- and multi-family inventories represented approximately 93% and 89%, respectively, of total real estate inventories. As of September 30, 2014 and December 31, 2013, tower inventories, which consisted primarily of land and land improvements, represented approximately 5% and 8%, respectively, of total real estate inventories.

Our capitalized interest activity is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Capitalized interest at the beginning of the period	$20,066	$11,685	$15,443	$7,959
Interest incurred	4,602	3,644	12,177	10,547
Interest expensed	(191)	(184)	(876)	(1,798)
Interest charged to cost of sales	(1,386)	(1,317)	(3,653)	(2,880)

Capitalized interest at the end of the period	$23,091	$13,828	$23,091	$13,828

4.	Property and Equipment, net

Property and equipment, net is summarized in the table below.

	Estimated Useful Life (In Years)	September 30, 2014	December 31, 2013
		(in thousands)
Land and land improvements	10 to 15	$14,018	$13,907
Buildings and improvements	5 to 40	15,968	14,323
Furniture, fixtures and equipment	3 to 7	7,046	6,180

Property and equipment, gross		37,032	34,410
Accumulated depreciation		(11,806)	(9,931)

Property and equipment, net		$25,226	$24,479

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.8 million as of both September 30, 2014 and December 31, 2013.

5.	Other Assets

Other assets are summarized in the table below.

	September 30, 2014	December 31, 2013
	(in thousands)
Debt issuance costs, net of accumulated amortization of $953 and $334 at September 30, 2014 and December 31, 2013, respectively	$6,097	$5,588
Prepaid expenses	7,203	5,078
Cash held by community development districts (Note 7)	2,562	3,466
Land acquisition deposits	1,080	610
Other	2,591	3,359

Total other assets	$19,533	$18,101

Cash paid for debt issuance costs aggregated $1.1 million and $5.6 million during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2013, we wrote-off $1.8 million of net debt issuance costs as a result of our early repayment of debt (Note 8).

6.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities are summarized in the table below.

	September 30, 2014	December 31, 2013
	(in thousands)
Community development district obligations (Note 7)	$26,499	$7,271
Accounts payable	20,422	22,113
Deferred revenue and income	4,948	8,310
Accrued compensation and employee benefits	3,811	4,368
Accrued property taxes	3,084	242
Accrued interest	2,263	5,588
Warranty reserves	1,472	1,558
Other	7,056	5,470

Total accounts payable and other liabilities	$69,555	$54,920

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Warranty reserves at the beginning of the period	$1,414	$1,202	$1,558	$1,077
Additions to reserves for new home deliveries	319	308	874	744
Payments for warranty costs	(74)	(162)	(289)	(394)
Adjustments to prior year warranty reserves	(187)	27	(671)	(52)

Warranty reserves at the end of the period	$1,472	$1,375	$1,472	$1,375

During the three months ended September 30, 2014 and 2013, the Company recorded net warranty expense of $0.1 million and $0.3 million, respectively, in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. The corresponding net warranty expense for the nine months ended September 30, 2014 and 2013 was $0.2 million and $0.7 million, respectively. Adjustments to prior year warranty reserves related to changes in our anticipated warranty payments on previously delivered homes. During the nine months ended September 30, 2014, favorable warranty experience in certain neighborhoods led us to reduce our warranty reserves on homes where the warranty had expired and on homes still under warranty in such neighborhoods.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $53.6 million and $33.0 million as of September 30, 2014 and December 31, 2013, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of September 30, 2014, mature at various times during the years 2018 through 2039. As of September 30, 2014 and December 31, 2013, we recorded CDD bond obligations of $26.5 million and $7.3 million, respectively, net of debt discounts of $2.6 million and $1.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $2.6 million and $3.6 million as of September 30, 2014 and December 31, 2013, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.6 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively, and was included in other assets on the accompanying consolidated balance sheets (Note 5). As of December 31, 2013, cash related to the “B” bonds, which has a right of setoff, was $0.1 million and was recorded as a reduction of our CDD bond obligations. There was no corresponding cash amount pertaining to “B” bonds as of September 30, 2014.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Through April 15, 2014, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds. In accordance with ASC Subtopic 405-20, Extinguishments of Liabilities, we accounted for the CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations. As a result, $23.6 million of the $24.0 million CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets prior to April 16, 2014. On such date, we sold $23.6 million of the aforementioned CDD bonds and received proceeds, including accrued and unpaid interest, of $22.7 million. The scheduled debt service payment on May 1, 2014 satisfied all of the other CDD bonds previously held by us. Accordingly, we are no longer the holder of any such CDD bonds. As a result of these transactions, the Company’s CDD obligations increased by $21.7 million during the nine months ended September 30, 2014, which represented our discounted proportionate share of the outstanding CDD bonds.

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

The net proceeds from the offering of the Original 2021 Notes (the “Original 2021 Notes Offering”) were $195.5 million after deducting fees and expenses payable by us. One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the Original 2021 Notes when they were first issued by us and those entities subsequently sold their notes during March 2014. The Company used $127.0 million of the net proceeds from the Original 2021 Notes Offering to voluntarily prepay the entire outstanding principal amount of its Senior Secured Term Notes due 2017 (the “2017 Notes”), of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. We intend to use the remainder of the net proceeds from the Original 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction. In connection with the early repayment of the 2017 Notes, the Company recognized $5.1 million of expenses related to early repayment of debt during the three and nine months ended September 30, 2013, including the abovementioned prepayment premium of $1.2 million and write-offs of unamortized debt discount and deferred financing costs totaling $3.9 million.

The Supplemental 2021 Notes were issued as additional securities under the indenture governing the Original 2021 Notes (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”). The Original 2021 Notes and the Supplemental 2021 Notes are treated as a single series of notes and have the exact same terms and conditions, except that the Supplemental 2021 Notes are subject to a separate registration rights agreement, which is discussed below. Additionally, until the Supplemental 2021 Notes are registered with the Securities and Exchange Commission, they will have a separate CUSIP number from that of the Original 2021 Notes. The net proceeds from the offering of the Supplemental 2021 Notes (the “Supplemental 2021 Notes Offering”), excluding accrued interest of $1.3 million paid to the Company by the initial holder of the Supplemental 2021 Notes, are expected to approximate $50.2 million after deducting fees and expenses payable by us. We intend to use the net proceeds from the Supplemental 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction. In connection with the issuance of the Supplemental 2021 Notes and the related filing of a registration statement and its amendment, which is described below, the Company incurred $0.8 million of debt issuance costs through September 30, 2014.

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

Concurrent with the issuance of the Original 2021 Notes during August 2013, the Company, the Guarantors and the initial purchasers of such notes entered into an Exchange and Registration Rights Agreement. In connection therewith, the Company filed a registration statement on Form S-4 on March 27, 2014 (as amended on March 31, 2014 and April 28, 2014), which was declared effective by the Securities and Exchange Commission on May 2, 2014. Subsequently, all of the Original 2021 Notes were exchanged for publicly registered notes having terms substantially identical to those of the Original 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest). In connection with the filing of the registration statement and its amendments, the Company incurred $0.3 million of debt issuance costs.

Concurrent with the issuance of the Supplemental 2021 Notes during June 2014, the Company, the Guarantors and the initial purchaser of such notes entered into an Exchange and Registration Rights Agreement (the “2014 Registration Rights Agreement”), which requires the Company to: (a) file an exchange offer registration statement with respect to an offer to exchange the unregistered Supplemental 2021 Notes for new notes of the Company registered under the Securities Act having terms substantially identical to those of the Supplemental 2021 Notes (except for provisions relating to transfer restrictions and payments of additional interest); (b) use its commercially reasonable efforts to cause the registration statement to become effective; (c) as soon as reasonably practicable after the effectiveness of the exchange offer registration statement, offer the exchange notes for surrender of the Supplemental 2021 Notes; and (d) keep the registered exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the registered exchange offer is sent to holders of the Supplemental 2021 Notes. In the event that we cannot effect the exchange offer within the prescribed time period and in certain other circumstances described in the 2014 Registration Rights Agreement, the Company will file a “shelf registration statement” that would allow some or all of the Supplemental 2021 Notes to be offered to the public in the U.S. If the Company does not comply with the foregoing obligations under the 2014 Registration Rights Agreement, it will be required to pay special interest to the holders of the Supplemental 2021 Notes.

In connection with our obligations under the 2014 Registration Rights Agreement, the Company filed a registration statement on Form S-4 on September 18, 2014 (as amended on October 14, 2014), which was declared effective by the Securities and Exchange Commission on October 21, 2014. On October 22, 2014, we sent a notice of the registered exchange offer to the holders of the Supplemental 2021 Notes offering them publicly registered notes in exchange for the surrender of their existing notes. We intend to keep the registered exchange offer open until at least November 21, 2014.

Revolving Credit Arrangements. During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), providing for a revolving line of credit of up to $75.0 million. The commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. In addition, a portion of the Revolving Credit Facility is available for the issuance of letters of credit. The Company has never borrowed under the Revolving Credit Facility. As of November 4, 2014, there were no limitations on the Company’s borrowing capacity under the Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. During its initial 36 months, the loan is structured as a revolving credit facility whereby the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time. The WCI Parties have never borrowed under this credit facility; however, $2.0 million of letters of credit have been issued thereunder as of November 4, 2014, limiting the borrowing capacity on such date to $8.0 million.

Other. As of September 30, 2014, we were in compliance with all of the covenants contained in our debt agreements.

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

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Original 2021 Notes	$200,000	$202,510	$200,000	$199,000
Supplemental 2021 Notes	51,215	50,282	—	—
Community development district obligations	26,499	29,278	7,271	8,447

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

The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the nine months ended September 30, 2014 and 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Federal	$(1,804)	$—	$(5,665)	$—
State	101	—	(672)	85

Income tax (expense) benefit	$(1,703)	$—	$(6,337)	$85

After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and nine months ended September 30, 2014 were 35.2% and 41.4%, respectively. The effective rate for the three months ended September 30, 2014 was favorably impacted by the recognition of a $0.4 million state tax refund receivable pertaining to a prior period. The effective rate for the nine months ended September 30, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain non-deductible stock-based compensation expense, partially offset by reductions in the Company’s deferred tax asset valuation allowances and the aforementioned state tax refund receivable. Due to the effects of changes in deferred tax asset valuation allowances, the Company’s effective income tax rates during the three and nine months ended September 30, 2013 were not meaningful (i.e., the provision for income taxes during such periods, if any, did not directly correlate to the Company’s income from operations before income taxes). Specifically, the Company (i) used a portion of its deferred tax asset valuation allowance to fully offset the income taxes on income from operations during both the three and nine months ended September 30, 2013 and (ii) recognized a benefit due to a state tax refund from a prior year during the nine months ended September 30, 2013.

The Company had no unrecognized income tax benefits at either September 30, 2014 or December 31, 2013. We believe that the Company’s federal and state tax filing positions and tax deductions would be sustained on audit and we do not anticipate any adjustments that would result in a material change thereto.

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

As of December 31, 2013, we reviewed the evidence that was available at the time and determined that the Company’s deferred tax asset valuation allowances on certain of its federal and Florida deferred tax assets were no longer needed. Accordingly, the Company reversed $125.6 million of its deferred tax asset valuation allowances during the quarter and year ended December 31, 2013. The remaining valuation allowance primarily relates to (i) potential limitations under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met. Section 382 imposes an annual limitation on the Company’s use of net operating loss carryforwards and certain tax credit carryforwards that existed on the date that the Debtors emerged from bankruptcy (Note 1). As of September 30, 2014, the Company had a deferred tax asset of $119.1 million, which was net of a valuation allowance of $70.3 million. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of September 30, 2014, we had $2.4 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $28.2 million as of September 30, 2014, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of September 30, 2014 was $18.5 million, primarily based on development remaining to be completed.

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

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida. As the noncontrolling interest has substantive participating rights relating to operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method. Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced our carrying value for such investment to zero. As of September 30, 2014 and December 31, 2013, the carrying value of our investment in such joint venture was less than our ownership share of the capital on the partnership’s books by $4.0 million and $4.4 million, respectively. In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership operations in the future. We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our financial condition, results of operations or cash flows.

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

During the three months ended September 30, 2014 and 2013, the Company recorded $0.9 million and $2.3 million, respectively, of expense for all of its stock-based and other non-cash long-term incentive compensation programs in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations. The corresponding amounts for the nine months ended September 30, 2014 and 2013 were $2.5 million and $4.3 million, respectively. The reduction in expense during each of the 2014 periods as compared to the 2013 periods primarily related to the impact of the 2013 Amended LTIP Plans, which are more fully discussed in Note 17 to the audited consolidated financial statements in our 2013 Form 10-K, upon the completion of the Initial Public Offering.

13.	Earnings (Loss) Per Share and Certain Related Matters That Affect Shareholders’ Equity

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$2,877	$1,618	$8,835	$11,287
Net loss attributable to noncontrolling interests	263	340	123	163
Preferred stock dividends	—	(18,980)	—	(19,680)

Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$3,140	$(17,022)	$8,958	$(8,230)

Basic weighted average shares outstanding	26,020	24,138	26,018	20,099
Effect of dilutive securities:
Stock-based compensation arrangements (1)	287	—	254	—

Diluted weighted average shares outstanding	26,307	24,138	26,272	20,099

Earnings (loss) per share of WCI Communities, Inc.:
Basic	$0.12	$(0.71)	$0.34	$(0.41)

Diluted	$0.12	$(0.71)	$0.34	$(0.41)

Antidilutive securities not included in the calculation of diluted earnings (loss) per common share (1) (2)	—	796	—	796

(1)	For any period with a net loss attributable to common shareholders of WCI Communities, Inc., all common stock equivalents were excluded from the computations of diluted loss per common share because the effect of their inclusion would be antidilutive, thereby reducing the reported loss per share.
(2)	Shares of common stock underlying our stock-based compensation arrangements.

In connection with our emergence from bankruptcy (Note 1), shares of Series A and Series B preferred stock were issued to certain creditors. With respect to such preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with ASC 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been (i) characterized as a preferred stock dividend in the Company’s unaudited consolidated statements of operations during the period that the related transaction was completed and (ii) deducted from net income attributable to

WCI Communities, Inc. to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings (loss) per share. The preferred stock dividend related to the retirement of our Series A preferred stock did not have an impact on our total equity because the liquidating dividend reduced additional paid-in capital by the same amount as the common stock issued in exchange for the Series A preferred stock.

14.	Segment Reporting

As defined in ASC 280, Segment Reporting (“ASC 280”), our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

During the three and nine months ended September 30, 2014 and 2013, all of the revenues of our reportable segments were generated by our Florida operations. Evaluation of segment performance is based primarily on operating earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Homebuilding	$62,381	$60,802	$171,294	$145,054
Real estate services	22,886	20,524	67,848	60,915
Amenities	4,393	4,192	17,257	16,620

Total revenues	$89,660	$85,518	$256,399	$222,589

Operating earnings (loss)
Homebuilding	$5,410	$7,531	$14,914	$15,426
Real estate services	431	868	1,807	3,153
Amenities	(1,177)	(1,521)	(1,208)	(1,723)
Interest expense	(191)	(184)	(876)	(1,798)
Other income, net	107	29	535	1,249
Expenses related to early repayment of debt	—	(5,105)	—	(5,105)

Income from operations before income taxes	$4,580	$1,618	$15,172	$11,202

	September 30, 2014	December 31, 2013
	(in thousands)
Assets
Homebuilding	$427,722	$283,386
Real estate services	16,104	17,723
Amenities	38,928	40,973
Corporate and unallocated	296,236	343,404

Total assets	$778,990	$685,486

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

During the nine months ended September 30, 2014, we continued to benefit from the recovery of the housing market. This positive momentum has largely been driven by attractive home affordability, low levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy. More recently, on a national level, rising home prices, higher interest rates and continued strict mortgage underwriting guidelines have moderated the demand for new homes. However, we continue to experience year-over-year improvement in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in an increase in home deliveries during the nine months ended September 30, 2014 when compared to the same period during 2013.

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

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating favorable trends in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) the growth of building permits in comparison to national results; and (v) the resale market for single- and multi-family homes. Overall, our positive operating results and capital markets activity during 2014 and 2013 have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida economy and housing market through both the increasing scale of our existing land holdings and future acquisitions.

As of September 30, 2014, we owned and controlled approximately 10,400 home sites of which approximately 8,700 were owned and 1,700 were controlled by us. Outstanding land purchase contracts as of November 4, 2014 totaled approximately 1,800 home sites in twelve neighborhoods, situated in seven master-planned communities in southwest and central Florida along with the east coast of Florida, for an aggregate purchase price of $48.7 million. Deposits related to these outstanding purchase contracts consisted of $0.6 million that are non-refundable and $0.6 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.”

Summary Company Operating Results

We experienced solid operating and financial performance during the three months ended September 30, 2014, including total revenues of $89.7 million, which represented an increase of 4.9% from $85.5 million during the three months ended September 30, 2013. Such increase was primarily due to a 2.6% improvement in our Homebuilding segment revenues, which was driven by a 3.5% increase in home deliveries. Additionally, year-over-year revenues from our Real Estate Services and Amenities segments grew 11.7% and 4.8%, respectively. Consolidated gross margin during the three months ended September 30, 2014 and 2013 was $15.7 million and $17.2 million, respectively. The 2014 gross margin included a (i) decline of $1.4 million in our Homebuilding segment, which was primarily due to gross margin erosion of 290 basis points related to shifting product mix, partially offset by an increase in homes delivered, and (ii) decline of $0.4 million in our Real Estate Services segment. Such reductions in gross margin were partially offset by an improvement of $0.3 million at our Amenities segment.

Our income from operations before income taxes was $4.6 million and $1.6 million during the three months ended September 30, 2014 and 2013, respectively. The improvement in our 2014 operating results was primarily due to (i) $5.1 million of expenses related to early repayment of debt during 2013 that that did not recur during 2014 and (ii) a reduction of $1.4 million in our stock-based and other non-cash long-term incentive compensation expense during 2014. Partially offsetting these items were (i) the abovementioned decline in consolidated gross margin and (ii) an increase in certain selling, general and administrative expenses, primarily due to increases in salaries, more expenses from becoming a public company and increased direct marketing and sales office expenses as a result of our increased neighborhood count.

Net income attributable to common shareholders of WCI Communities, Inc. was $3.1 million during the three months ended September 30, 2014, compared to a corresponding net loss of $17.0 million during the three months ended September 30, 2013. This year-over-year improvement was primarily due to (i) certain factors impacting our operations, which are described in the immediately preceding paragraph, and (ii) $19.0 million of preferred stock dividends during 2013, which were non-cash and related to the exchange of our Series A preferred stock for common stock, that did not recur during 2014. Partially offsetting these items was $1.7 million of income tax expense during 2014 with no provision for income taxes during 2013.

As of September 30, 2014, our cash and cash equivalents were $169.5 million, a decrease of $43.9 million from $213.4 million as of December 31, 2013. Such decrease was primarily due to our continued investment in land, land development and home construction that is reflected in our increased real estate inventories, partially offset by (i) the cash flow generated by the 406 homes delivered during the nine months ended September 30, 2014 and (ii) total proceeds of $72.9 million that we received from the issuance of $50.0 million in aggregate principal amount of our 6.875% Senior Notes due 2021 during June 2014 and the sale of certain community development district bonds during April 2014. The net increase in our real estate inventories of $141.3 million during the nine months ended September 30, 2014 was primarily due to $78.0 million of land acquisitions along with land development and home construction spending within our communities. As of September 30, 2014, our net debt to net capitalization was 16.2%.

Due to continued improvement in the Florida housing market, new orders increased to 172 homes during the three months ended September 30, 2014, an increase of 44 homes, or 34.4%, from 128 homes during the three months ended September 30, 2013. As of September 30, 2014, the value of our backlog was $252.3 million, an increase of $98.1 million, or 63.6%, from $154.2 million as of September 30, 2013. We had 459 homes in backlog as of September 30, 2014, an increase of 131 homes, or 39.9%, from 328 homes as of September 30, 2013. The increase in backlog units was primarily due to our increase in new orders. An improvement of 17.0% in the average selling price of our backlog units to $550,000 also contributed to the increase in the value of our backlog as of September 30, 2014. During the three months ended September 30, 2014, our cancellation rate as a percent of gross new orders was 6.5% and our all-cash buyers as a percent of total home buyers was approximately 58%. Our low cancellation rate and our historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (as defined below).

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered. Adjusted gross margin from homes delivered is calculated by adding asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and make strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe that adjusted gross margin from homes delivered is relevant and useful to investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, the methods used by such companies may differ from our methodology and, therefore, may not be comparable. We urge investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein. For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Homebuilding gross margin	$16,444	$17,810	$46,940	$44,433
Less: gross margin from land and home sites	—	166	—	201

Gross margin from homes delivered	16,444	17,644	46,940	44,232
Add: capitalized interest in cost of sales	1,386	1,317	3,653	2,880

Adjusted gross margin from homes delivered	$17,830	$18,961	$50,593	$47,112

Gross margin from homes delivered as a percentage of revenues from homes delivered	26.4%	29.2%	27.4%	30.6%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	28.6%	31.3%	29.5%	32.6%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (“EBITDA”), preferred stock dividends, income (loss) from discontinued operations, other income, stock-based and other non-cash long-term incentive compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effects of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business. Adjusted EBITDA and EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our EBITDA-based measures have limitations as analytical tools and, therefore, investors and other interested parties should not consider them in isolation or as substitutes for analyses of our results as reported under GAAP. Some such limitations are:

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

Because of these limitations, our EBITDA-based measures are not intended to be alternatives to net income (loss), indicators of our operating performance, alternatives to any other measure of performance in conformity with GAAP or alternatives to cash flow provided by (used in) operating activities as measures of liquidity. Investors and other interested parties should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

The table below reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss) attributable to common shareholders of WCI Communities, Inc., for the periods presented herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$3,140	$(17,022)	$8,958	$(8,230)
Interest expense	191	184	876	1,798
Capitalized interest in cost of sales (1)	1,386	1,317	3,653	2,880
Income taxes (2)	1,703	—	6,337	(85)
Depreciation	678	505	1,910	1,513

EBITDA	7,098	(15,016)	21,734	(2,124)
Preferred stock dividends (3)	—	18,980	—	19,680
Other income, net (4)	(107)	(29)	(535)	(1,249)
Stock-based and other non-cash long-term incentive compensation expense (5)	856	2,280	2,541	4,312
Expenses related to early repayment of debt (6)	—	5,105	—	5,105

Adjusted EBITDA	$7,847	$11,320	$23,740	$25,724

Adjusted EBITDA margin	8.8%	13.2%	9.3%	11.6%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the Company’s income taxes as reported in its unaudited consolidated statements of operations.
(3)	Represents a reduction in net income attributable to WCI Communities, Inc. pertaining to its preferred stock wherein we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been (i) characterized as a preferred stock dividend in the Company’s unaudited consolidated statements of operations during the period that the related transaction was completed and (ii) deducted from net income attributable to WCI Communities, Inc. to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc.
(4)	Represents the Company’s other income, net as reported in its unaudited consolidated statements of operations.
(5)	Represents expenses recorded in the Company’s unaudited consolidated statements of operations related to its stock-based and other non-cash long-term incentive compensation plans.
(6)	Represents expenses related to early repayment of debt as reported in the Company’s unaudited consolidated statements of operations during the three and nine months ended September 30, 2013, including write-offs of unamortized debt discount and debt issuance costs and a prepayment premium related to our voluntary prepayment during August 2013 of the entire outstanding principal amount of the Company’s Senior Secured Term Notes due 2017.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Homebuilding	$62,381	$60,802	$171,294	$145,054
Real estate services	22,886	20,524	67,848	60,915
Amenities	4,393	4,192	17,257	16,620

Total revenues	89,660	85,518	256,399	222,589

Cost of Sales
Homebuilding	45,937	42,992	124,354	100,621
Real estate services	22,455	19,656	66,041	57,762
Amenities	5,570	5,713	18,465	18,343

Total cost of sales	73,962	68,361	208,860	176,726

Gross margin	15,698	17,157	47,539	45,863

Selling, general and administrative expenses	11,034	10,279	32,026	29,007
Interest expense	191	184	876	1,798
Other income, net	(107)	(29)	(535)	(1,249)
Expenses related to early repayment of debt	—	5,105	—	5,105

	11,118	15,539	32,367	34,661

Income from operations before income taxes	4,580	1,618	15,172	11,202
Income tax (expense) benefit	(1,703)	—	(6,337)	85

Net income	2,877	1,618	8,835	11,287
Net loss attributable to noncontrolling interests	263	340	123	163

Net income attributable to WCI Communities, Inc.	3,140	1,958	8,958	11,450
Preferred stock dividends	—	(18,980)	—	(19,680)

Net income (loss) attributable to common shareholders of WCI Communities, Inc.	$3,140	$(17,022)	$8,958	$(8,230)

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Homebuilding revenues	$62,381	$60,802	$171,294	$145,054
Homes delivered	62,381	60,482	171,294	144,517
Land and home sites	—	320	—	537
Homebuilding gross margin	16,444	17,810	46,940	44,433
Homebuilding gross margin percentage	26.4%	29.3%	27.4%	30.6%
Homes delivered (units)	146	141	406	342
Average selling price per home delivered	$427	$429	$422	$423
New orders for homes (units) (1)	172	128	572	415
Contract values of new orders (1)	$84,001	$54,411	$278,750	$183,347
Average selling price per new order (1)	488	425	487	442
Cancellation rate (2)	6.5%	5.9%	6.1%	4.4%
Backlog (units) (3)	459	328	459	328
Backlog contract values (3)	$252,308	$154,239	$252,308	$154,239
Average selling price in backlog (3)	550	470	550	470
Active selling neighborhoods at period-end	30	24	30	24

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, occurring during the reporting period.
(2)	Represents the number of orders canceled during such period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(3)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues for the three months ended September 30, 2014 were $62.4 million, an increase of $1.6 million, or 2.6%, from $60.8 million for the three months ended September 30, 2013. Such increase was primarily due to a 3.5% increase in homes delivered.

Total homebuilding revenues for the nine months ended September 30, 2014 were $171.3 million, an increase of $26.2 million, or 18.1%, from $145.1 million for the nine months ended September 30, 2013. Such increase was primarily due to a 64-unit, or 18.7%, increase in homes delivered. The increase in home deliveries was reflective of the continued ramp up in our operations.

Homebuilding gross margin for the three months ended September 30, 2014 was $16.4 million, a decrease of $1.4 million, from $17.8 million for the three months ended September 30, 2013. Homebuilding gross margin as a percent of revenues decreased to 26.4% for the three months ended September 30, 2014 from 29.3% for the three months ended September 30, 2013. Such decrease resulted from shifting product mix as partially evidenced by an increase of 150 basis points in our home site cost of sales as a percent of homes delivered revenues.

Homebuilding gross margin for the nine months ended September 30, 2014 was $46.9 million, an increase of $2.5 million, from $44.4 million for the nine months ended September 30, 2013. Homebuilding gross margin as a percent of revenues decreased to 27.4% for the nine months ended September 30, 2014 from 30.6% for the nine months ended September 30, 2013. Such decrease resulted from shifting product mix as partially evidenced by an increase of 180 basis points in our home site cost of sales as a percent of homes delivered revenues.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three and nine months ended September 30, 2014 and 2013 were positively impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy (see Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). During the nine months ended September 30, 2013, all of our home deliveries were generated from communities that we owned in September 2009, compared to approximately 93% of our corresponding home deliveries during the nine months ended September 30, 2014. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of approximately 16% and 15% for the three and nine months ended September 30, 2014, respectively. The corresponding percentage was approximately 14% for each of the three and nine months ended September 30, 2013. Fluctuations of the home site cost of sales percentage are primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of September 30, 2014, approximately 52% of our total owned and controlled home sites, or approximately 5,400 home sites, benefited from being reset to fair value in September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently, and as we acquire and develop land in the future at then current market prices, we anticipate that the positive impact of our low book value land on our homebuilding gross margin will begin to decline. The low carrying value of our land is a significant driver of our gross margin from homes delivered of 26.4% and 29.2% during the three months ended September 30, 2014 and 2013, respectively. The corresponding gross margins were 27.4% and 30.6% during the nine months ended September 30, 2014 and 2013, respectively.

We delivered 146 homes during the three months ended September 30, 2014, an increase of 3.5% from the 141 homes delivered during the three months ended September 30, 2013. The average selling price per home delivered during the three months ended September 30, 2014 was $427,000, which was consistent with $429,000 during the three months ended September 30, 2013.

We delivered 406 homes during the nine months ended September 30, 2014, an increase of 64 units, or 18.7%, from the 342 homes delivered during the nine months ended September 30, 2013. The increase in deliveries during 2014 was primarily due to a larger backlog at December 31, 2013, compared to the backlog at December 31, 2012, along with having more neighborhoods delivering homes. The average selling price per home delivered during the nine months ended September 30, 2014 was $422,000, which was consistent with $423,000 during the nine months ended September 30, 2013.

During the three months ended September 30, 2014, we generated 172 new orders, an increase of 44 new orders, or 34.4%, from 128 new orders during the three months ended September 30, 2013. Such increase was primarily due to: (i) continued momentum within our active selling neighborhoods; (ii) an increase in our active selling neighborhood count from 24 at September 30, 2013 to 30 at September 30, 2014; and (iii) an increase during the three months ended September 30, 2014 in the sales incentives that we offer to our buyers as a percent of the home’s base selling price to 3.9%, or 130 basis points, when compared to the same period from 2013. Contract values of new orders during the three months ended September 30, 2014 were $84.0 million, an increase of $29.6 million, or 54.4%, from $54.4 million during the three months ended September 30, 2013, primarily due to the 44-unit increase in new order activity and an improvement in the average selling price per unit of new orders to $488,000 during the three months ended September 30, 2014 from $425,000 during the three months ended September 30, 2013. The increase in our new order average selling price per unit during 2014 was primarily due to sales mix and strategic price increases in certain of our neighborhoods as the overall housing market continued to improve.

During the nine months ended September 30, 2014, we generated 572 new orders, an increase of 157 new orders, or 37.8%, from 415 new orders during the nine months ended September 30, 2013. Such increase was primarily due to continued momentum within our active selling neighborhoods, along with an increase in our active selling neighborhood count from 24 at September 30, 2013 to 30 at September 30, 2014. Contract values of new orders during the nine months ended September 30, 2014 were $278.8 million, an increase of $95.5 million, or 52.1%, from $183.3 million during the nine months ended September 30, 2013, primarily due to the 157-unit increase in new order activity and an improvement in the average selling price per unit of new orders to $487,000 during the nine months ended September 30, 2014 from $442,000 during the nine months ended September 30, 2013. The increase in our new order average selling price per unit during 2014 was primarily due to sales mix and strategic price increases in certain of our neighborhoods as the overall housing market continued to improve.

Our backlog contract value as of September 30, 2014 was $252.3 million, an increase of $98.1 million, or 63.6%, from $154.2 million as of September 30, 2013. An increase in the average selling price of our backlog units from $470,000 to $550,000, or 17.0%, contributed to the increase in our backlog contract value as of September 30, 2014. Additionally, we had 459 units in backlog as of September 30, 2014, an increase of 131 units, or 39.9%, from 328 units as of September 30, 2013. The increase in backlog was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders.

Real Estate Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Real estate services revenues	$22,886	$20,524	$67,848	$60,915
Real estate brokerage	21,885	19,590	65,044	58,058
Title services	1,001	934	2,804	2,857
Real estate services gross margin	431	868	1,807	3,153
Real estate services gross margin percentage	1.9%	4.2%	2.7%	5.2%
Real estate brokerage closed home sales transactions	2,445	2,252	7,106	6,940
Real estate brokerage average home sale selling price	$291	$276	$297	$265
Title services closing transactions	619	607	1,812	2,004

Real estate services revenues during the three months ended September 30, 2014 were $22.9 million, an increase of $2.4 million, or 11.7%, from $20.5 million during the three months ended September 30, 2013. Such improvement was primarily due to an increase of 11.7% in real estate brokerage revenues, resulting from: (i) revenues associated with certain real estate brokerage offices that we recently acquired; (ii) a 5.4% increase in average home sale selling price; and (iii) an 8.6% increase in closed home sales transactions. The increase in average home sale selling price during the three months ended September 30, 2014 was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate brokerage business from lower-priced, distressed home sales to higher-priced home sales. The increase in closed home sales transactions during the three months ended September 30, 2014 was primarily due to the favorable effects from our recent acquisitions, partially offset by the overall decline of transactions in our existing markets. Title services revenues increased 7.2% during such period primarily due to more buyers from our Homebuilding segment who elected to use our title company, partially offset by less refinancing activity.

Real estate services revenues during the nine months ended September 30, 2014 were $67.8 million, an increase of $6.9 million, or 11.3%, from $60.9 million during the nine months ended September 30, 2013. Such improvement was primarily due to an increase of 12.0% in real estate brokerage revenues, resulting from: (i) revenues associated with certain real estate brokerage offices that we recently acquired; (ii) a 12.1% increase in average home sale selling price; and (iii) a 2.4% increase in closed home sales transactions. The increase in average home sale selling price during the nine months ended September 30, 2014 was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate brokerage business from lower-priced, distressed home sales to higher-priced home sales. The increase in closed home sales transactions during the nine months ended September 30, 2014 was primarily due to the favorable effects from our recent acquisitions, partially offset by the overall decline of transactions in our existing markets. Title services revenues declined 1.9% during such period primarily due to fewer captured transactions from our company-owned real estate brokerage and less refinancing activity, partially offset by more buyers from our Homebuilding segment who elected to use our title company.

Real estate services gross margin during the three months ended September 30, 2014 was $431,000, a decrease of $437,000, or 50.3%, from $868,000 during the three months ended September 30, 2013. Such decrease was primarily due to incremental costs during the three months ended September 30, 2014 associated with certain real estate brokerage offices that we recently acquired, including higher commission splits during the post-acquisition transitional period, and other costs to improve and enhance the infrastructure of our real estate services business, partially offset by the margin associated with higher real estate brokerage revenues during such period. We experienced an increase of approximately 180 basis points in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues from 74.5% during the three months ended September 30, 2013 to 76.3% during the three months ended September 30, 2014. Among other things, this increase was due to higher average commission splits being paid to our agents during 2014, which is a result of our top performers generating a greater percentage of home sales transactions, and the effects from our recent acquisitions.

Real estate services gross margin during the nine months ended September 30, 2014 was $1.8 million, a decrease of $1.4 million, or 43.8%, from $3.2 million during the nine months ended September 30, 2013. Such decrease was primarily due to incremental costs during the nine months ended September 30, 2014 associated with certain real estate brokerage offices that we recently acquired, including higher commission splits during the post-acquisition transitional period, and other costs to improve and enhance the infrastructure of our real estate services business, partially offset by the margin associated with higher real estate brokerage revenues during such period. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues was 75.4% during the nine months ended September 30, 2014, an increase of 150 basis points, from 73.9% during the nine months ended September 30, 2013. Among other things, this increase was due to higher average commission splits being paid to our agents during 2014, which is a result of our top performers generating a greater percentage of home sales transactions, and the effects from our recent acquisitions.

Amenities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$4,393	$4,192	$17,257	$16,620
Amenities gross margin	(1,177)	(1,521)	(1,208)	(1,723)

Total amenities revenues during the three months ended September 30, 2014 were $4.4 million, an increase of $0.2 million, or 4.8%, from $4.2 million during the three months ended September 30, 2013. We generated $2.6 million of membership dues during the three months ended September 30, 2014, compared to $2.4 million during the three months ended September 30, 2013, an increase of $0.2 million. Club operating revenues were $1.8 million during the three months ended September 30, 2014, compared to $1.7 million during the three months ended September 30, 2013, an increase of $0.1 million. The increases in membership dues and club operating revenues were primarily due to a 9% increase in our membership base as of the end of the period, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Membership and marina slip sales revenues were nominal during the three months ended September 30, 2014, compared to $0.1 million during the three months ended September 30, 2013.

Total amenities revenues during the nine months ended September 30, 2014 were $17.3 million, an increase of $0.7 million, or 4.2%, from $16.6 million during the nine months ended September 30, 2013. We generated $7.7 million of membership dues during the nine months ended September 30, 2014, compared to $7.2 million during the nine months ended September 30, 2013, an increase of $0.5 million. Club operating revenues were $9.4 million during the nine months ended September 30, 2014, compared to $9.0 million during the nine months ended September 30, 2013, an increase of $0.4 million. The increases in membership dues and club operating revenues were primarily due to a 9% increase in our membership base as of the end of the period, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Membership and marina slip sales revenues were $0.2 million and $0.4 million during the nine months ended September 30, 2014 and 2013, respectively.

Total amenities gross margin during the three months ended September 30, 2014 was ($1.2) million, representing an improvement of $0.3 million when compared to ($1.5) million during the three months ended September 30, 2013. Such change was primarily due to incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs, along with improvements in our variable expenses, such as merchandise and food and beverage costs, as a percent of revenues.

Total amenities gross margin during the nine months ended September 30, 2014 was ($1.2) million, representing an improvement of $0.5 million when compared to ($1.7) million during the nine months ended September 30, 2013. Such change was primarily due to incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs, along with improvements in our variable expenses, such as merchandise and food and beverage costs, as a percent of revenues.

Due to seasonality in the amenities operating segment, our results of operations for the three and nine months ended September 30, 2014 are not necessarily representative of the results that we expect for the year ending December 31, 2014 or the last quarter of such year. Also, see below under “Seasonality.”

Impairments

During the three and nine months ended September 30, 2014 and 2013, we did not record any impairments on real estate inventories or long-lived assets because (i) those assets meeting the criteria as held for sale had fair values in excess of their carrying values and (ii) those assets classified as held and used had undiscounted cash flows in excess of their carrying values. However, during impairment analyses that we performed as of September 30, 2014, we noted that the projected undiscounted cash flows for one of our amenities assets did not significantly exceed its carrying value of $3.2 million, which could potentially lead to a future impairment charge. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $11.0 million during the three months ended September 30, 2014, an increase of $0.7 million, or 6.8%, from $10.3 million during the three months ended September 30, 2013. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $0.6 million, or 17.6%, to $4.0 million during the three months ended September 30, 2014, compared to $3.4 million during the three months ended September 30, 2013. This increase was primarily due to greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense was unchanged at 3.5% during both the three months ended September 30, 2014 and 2013. General and administrative expenses increased $0.1 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to (i) additional compensation expense supporting our growing operations and (ii) more public company expenses during 2014. These items were partially offset by a decrease of $1.4 million in stock-based and other non-cash long-term incentive compensation expense during the three months ended September 30, 2014 related to the stock-based and other long-term incentive compensation plans that we adopted during 2013. As a percent of homebuilding revenues, SG&A expenses increased to 17.7% during the three months ended September 30, 2014 from 16.9% during the three months ended September 30, 2013.

SG&A expenses were $32.0 million during the nine months ended September 30, 2014, an increase of $3.0 million, or 10.3%, from $29.0 million during the nine months ended September 30, 2013. Sales and marketing expenses increased $1.7 million, or 16.5%, to $12.0 million during the nine months ended September 30, 2014, compared to $10.3 million during the nine months ended September 30, 2013. This increase was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense improved to 3.6% during the nine months ended September 30, 2014, compared to 3.9% during the nine months ended September 30, 2013. General and administrative expenses increased $1.3 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to (i) additional compensation expense supporting our growing operations and (ii) more public company expenses during 2014. These items were partially offset by: (i) a decrease of $1.8 million in stock-based and other non-cash long-term incentive compensation expense during the nine months ended September 30, 2014 related to the stock-based and other long-term incentive compensation plans that we adopted during 2013; (ii) lower legal fees; and (iii) less real estate tax expense due to a greater portion being capitalized during 2014. As a percent of homebuilding revenues, SG&A expenses declined to 18.7% during the nine months ended September 30, 2014 from 20.0% during the nine months ended September 30, 2013.

Interest Expense

Interest expense is comprised of interest incurred on our debt but not capitalized. Interest expense was $0.2 million during both the three months ended September 30, 2014 and 2013. Interest expense was $0.9 million during the nine months ended September 30, 2014, a decrease of $0.9 million, or 50.0%, from $1.8 million during the nine months ended September 30, 2013. Such decrease during the nine months ended September 30, 2014 was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending and lower effective interest rates on our debt arrangements, partially offset by higher weighted average borrowings during 2014.

Other Income, net

Other income was nominal during both the three months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, other income was $0.5 million and $1.2 million, respectively. Other income during the nine months ended September 30, 2014 included net recoveries and reductions in certain accruals and reserves related to various matters, along with other miscellaneous items, including $0.3 million of interest income. Other income during the nine months ended September 30, 2013 included $1.0 million of net recoveries and reductions in certain accruals and reserves related to various legal matters, $0.1 million in royalties from the sale of excess land fill and $0.1 million of other miscellaneous items, net, including interest income.

Expenses Related to Early Repayment of Debt

During August 2013, we completed the issuance of $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2021. Among other things, we used $127.0 million of the net proceeds from that offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In connection therewith, we recognized $5.1 million of expenses related to early repayment of debt during the three and nine months ended September 30, 2013, including the abovementioned prepayment premium of $1.2 million and write-offs of unamortized debt discount and deferred financing costs totaling $3.9 million.

Income Taxes

During the three and nine months ended September 30, 2014, income tax expense was $1.7 million and $6.3 million, respectively. There was no income tax provision during the three months ended September 30, 2013; however, an income tax benefit of $0.1 million was recorded during the nine months ended September 30, 2013. After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and nine months ended September 30, 2014 were 35.2% and 41.4%, respectively. The effective rate for the three months ended September 30, 2014 was favorably impacted by the recognition of a $0.4 million state tax refund receivable pertaining to a prior period. The effective rate for the nine months ended September 30, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain non-deductible stock-based compensation expense, partially offset by reductions in the Company’s deferred tax asset valuation allowances and the aforementioned state tax refund receivable. Due to the effects of changes in deferred tax asset valuation allowances, the Company’s effective income tax rates during the three and nine months ended September 30, 2013 were not meaningful (i.e., the provision for income taxes during such periods, if any, did not directly correlate to the Company’s income from operations before income taxes). Specifically, the income tax benefit during the nine months ended September 30, 2013 was due to a state tax refund from a prior year.

As of September 30, 2014, we had a deferred tax asset of $119.1 million, which was net of a valuation allowance of $70.3 million. As a result of prior changes in ownership under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, our deferred tax assets are subject to certain limitations and our ability to recognize a tax benefit from certain unrealized built-in losses may be limited depending on, among other things, when, and at what price, we sell the underlying assets. Moreover, a change in ownership under Section 382, which may occur in the future, would place additional limitations on our ability to use built-in losses and net operating loss carryforwards that are not currently subject to limitations. For further discussion of certain risks related to the Company’s income taxes, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.”

Also, see Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

Preferred Stock Dividends

As it pertains to our preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been (i) characterized as a preferred stock dividend in the Company’s unaudited consolidated statements of operations during the period that the related transaction was completed and (ii) deducted from net income attributable to WCI Communities, Inc. to arrive at net income (loss) attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings (loss) per share. The preferred stock dividend related to the retirement of our Series A preferred stock did not have an impact on our total equity because the liquidating dividend reduced additional paid-in capital by the same amount as the common stock issued in exchange for the Series A preferred stock.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. As a result, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the nine months ended September 30, 2014, we generated cash by delivering 406 homes, spent $78.0 million to purchase 1,355 home sites, invested $32.8 million on land development and started construction of 656 homes. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend more, on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls, including those related to cash outlays for land and real estate inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment. As of September 30, 2014, we had $169.5 million of cash and cash equivalents, a $43.9 million decrease from December 31, 2013, primarily as a result of our continued investment in land, land development and home construction that is reflected in our increased real estate inventories, partially offset by (i) the cash flow generated by the 406 homes delivered during the nine months ended September 30, 2014 and (ii) total proceeds of $72.9 million that we received from the issuance of $50.0 million in aggregate principal amount of our 6.875% Senior Notes due 2021 during June 2014 and the sale of certain community development district bonds during April 2014. The 2014 net increase in our real estate inventories of $141.3 million was primarily due to $78.0 million of land acquisitions along with land development and home construction spending within our communities. We intend to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes. Most recently, our primary sources of liquidity for operations have been cash flow from operations and debt and equity financing. Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, repurchase or refinance all or a portion of our existing indebtedness and/or access the debt and equity capital markets.

Initial Public Offering and Senior Notes

During 2014 and 2013, we accessed the debt and equity capital markets, which provided us with a long-tenured conservative capital structure with ample liquidity and operational flexibility to support future growth. On July 30, 2013, we completed an initial public offering of our common stock and issued 6,819,091 shares at a price to the public of $15.00 per share, which provided us with $90.3 million of net proceeds after deducting underwriting discounts and offering expenses payable by us. During August 2013, we completed the issuance of our 6.875% Senior Notes due 2021 in the aggregate principal amount of $200.0 million (the “Original 2021 Notes”) at an issue price of 100.0%. During June 2014, we completed the issuance of additional 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million (the “Supplemental 2021 Notes”) at an issue price of 102.5%, plus accrued and unpaid interest from February 15, 2014 to June 26, 2014. The net proceeds from the offering of the Original 2021 Notes (the “Original 2021 Notes Offering”) were $195.5 million after deducting fees and expenses payable by us. We used $127.0 million of the net proceeds from the Original 2021 Notes Offering to voluntarily prepay the entire outstanding principal amount of our Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The net proceeds from the offering of the Supplemental 2021 Notes (the “Supplemental 2021 Notes Offering”), excluding accrued interest of $1.3 million paid to us by the initial holder of the Supplemental 2021 Notes, are expected to approximate $50.2 million after deducting fees and expenses payable by us. We intend to use the net proceeds from the Supplemental 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

After giving effect to these recent capital market transactions and based on our current operations and anticipated growth, we believe that we can meet our cash requirements for the twelve months ending September 30, 2015 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities. For further discussion of certain financing and other related risks facing our business and operations, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Indebtedness—We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.”

We intend to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available.

Revolving Credit Arrangements

On August 27, 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. The commitment under such revolving credit facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. As of November 4, 2014, there were no amounts drawn on the revolving credit facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”). During its initial 36 months, the loan is structured as a revolving credit facility. During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly. During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time. Each outstanding letter of credit will correspondingly reduce the availability under the revolving credit facility. As of November 4, 2014, there were no amounts drawn on the Stonegate Loan; however, $2.0 million of letters of credit have been issued thereunder on such date, limiting the borrowing capacity to $8.0 million.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of September 30, 2014, we had $2.4 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $28.2 million as of September 30, 2014, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of September 30, 2014 was $18.5 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations. Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K.

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

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Sources (uses) of cash and cash equivalents:
Net cash used in operating activities	$(111,961)	$(35,683)
Net cash used in investing activities	(2,465)	(948)
Net cash provided by financing activities	70,615	157,372

Net increase (decrease) in cash and cash equivalents	(43,811)	120,741
Cash and cash equivalents at the beginning of the period	213,352	81,094

Cash and cash equivalents at the end of the period	$169,541	$201,835

During the nine months ended September 30, 2014 and 2013, net cash used in operating activities was $112.0 million and $35.7 million, respectively. The $76.3 million increase in cash used in operating activities during the nine months ended September 30, 2014 was primarily due to: (i) a $46.5 million year-over-year net increase in real estate inventories activity; (ii) the receipt of a $16.8 million federal income tax refund during the nine months ended September 30, 2013 that did not recur during the nine months ended September 30, 2014; (iii) a $10.0 million unfavorable change in other assets and liabilities (a reduction in accounts payable, accrued interest and other liabilities primarily due to the timing of vendor payments, periodic senior note interest payments and employee compensation and an increase in restricted cash, partially offset by a $9.2 million increase in customer deposits); and (iv) a $2.7 million decline in net income after giving effect to certain non-cash adjustments and the expenses related to early repayment of debt during the nine months ended September 30, 2013.

Net cash used in investing activities during the nine months ended September 30, 2014 and 2013 was $2.5 million and $0.9 million, respectively. Additions to property and equipment were the Company’s only investing activity during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company had $1.5 million of additions to property and equipment, which was partially offset by $0.6 million of distributions of capital from an unconsolidated joint venture.

Net cash provided by financing activities was $70.6 million and $157.4 million during the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of proceeds of (i) $51.2 million from our issuance of the Supplemental 2021 Notes ($50.0 million in aggregate principal amount at an issue price of 102.5%) and (ii) $21.7 million that we received from the sale of certain community development district bonds. These cash receipts were partially offset by: (i) payments of $1.1 million for debt issuance costs; (ii) payments of $0.9 million on community development district obligations; (iii) payments of $0.2 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2014; and (iv) a distribution of $0.1 million to noncontrolling interests in one of the Company’s joint ventures. Net cash provided by financing activities during the nine months ended September 30, 2013 consisted of the proceeds from our issuance of (i) the Original 2021 Notes ($200.0 million in aggregate principal amount at an issue price of 100.0%) and (ii) 6,819,091 shares of common stock during our initial public offering (net proceeds of $90.3 million after deducting underwriting discounts and offering expenses payable by us). Those items were partially offset by: (i) the repayment of our Senior Secured Term Notes due 2017 ($126.3 million); (ii) payments of $5.6 million for debt issuance costs; (iii) payments of $0.3 million on community development district obligations; and (iv) a $0.7 million payment to purchase the one outstanding share of the Company’s Series B preferred stock.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2014, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $39.7 million, which controlled approximately 1,700 planned home sites. As of such date, we had made non-refundable deposits aggregating $0.6 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see Item 1A of Part I of our 2013 Form 10-K under the caption entitled “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.”

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

During the nine months ended September 30, 2014, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of our 2013 Form 10-K, other than (i) a net increase of $14.8 million in our land purchase contracts, net of deposits and other related payments, to $39.7 million and (ii) our issuance of the Supplemental 2021 Notes in the aggregate principal amount of $50.0 million during June 2014 (see discussion thereof in Note 8 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). Moreover, as discussed below under “Community Development District or Similar Development Authority (“CDD”) Obligations” and in Note 7 to the aforementioned unaudited consolidated financial statements, the Company’s community development district obligations increased by approximately $21.7 million during the nine months ended September 30, 2014 as the result of our sale of certain bonds.

Community Development District or Similar Development Authority (“CDD”) Obligations

In connection with the development of certain of our communities, community development or improvement districts may use bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements at or near those communities. We utilize two primary types of bonds issued by the district, type “A” and “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user (homeowner) and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and the district has a lien on each parcel at the time the district adopts its fees and assessments for the applicable fiscal year. If the owner of the parcel does not pay this obligation, the district can foreclose on the lien. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited. The total amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities was $53.6 million and $33.0 million as of September 30, 2014 and December 31, 2013, respectively. Bond obligations as of September 30, 2014 mature at various times during the years 2018 through 2039. As of September 30, 2014 and December 31, 2013, we recorded CDD bond obligations of $26.5 million and $7.3 million, respectively, net of debt discounts of $2.6 million and $1.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities. For a detailed description of our CDD obligations, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Through April 15, 2014, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 405-20, Extinguishments of Liabilities, we accounted for the CDD obligation as a debt extinguishment to the extent of our obligation to repay the related CDD bond obligations. As a result, $23.6 million of the $24.0 million CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets prior to April 16, 2014. On such date, we sold $23.6 million of the aforementioned CDD bonds and received proceeds, including accrued and unpaid interest, of $22.7 million. The scheduled debt service payment on May 1, 2014 satisfied all of the other CDD bonds previously held by us. Accordingly, we are no longer the holder of any such CDD bonds. As a result of these transactions, the Company’s CDD obligations increased by $21.7 million during the nine months ended September 30, 2014, which represented our discounted proportionate share of the outstanding CDD bonds.

Inflation and Mortgage Interest Rates

We and the homebuilding industry may be adversely affected by inflation, primarily as it relates to increased costs to finance our land acquisitions, make land improvements, purchase raw materials and pay subcontractor labor. If we are unable to recover these increased costs through higher selling prices to homebuyers, our gross margins could be adversely impacted. Because the selling prices of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in raw material and labor costs that are greater than those anticipated may result in lower gross margins. Over the past three years, the impact of inflation has not been material to our results of operations.

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

Our critical accounting policies and estimates have not changed from those reported under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2013 Form 10-K. However, see Note 2 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which we adopted during the nine months ended September 30, 2014. Such new accounting guidance did not have a material impact on the Company or the presentation of its consolidated financial statements.

Due to the recent issuance of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is discussed at Note 2 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, and the complex analyses required thereunder, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply. Public entities are required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption. Early adoption of ASU 2014-09 is not permitted by public entities. Moreover, the adoption of Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which is also discussed at Note 2 to the aforementioned unaudited consolidated financial statements, is not expected to have a material effect on our consolidated financial statements or disclosures.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. These forward-looking statements may be identified by terminology such as, “believe,” “estimate,” “project,” “anticipate,” “expect,” “seek,” “predict,” “contemplate,” “continue,” “possible,” “intend,” “may,” “might,” “will,” “could,” “would,” “should,” “forecast,” or “assume” or, in each case, the negative of such terms and other variations or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: a slowing or reversal of the recovery of the housing market, either on a national level or in Florida; changing local and economic conditions and the cyclical nature of the housing business; our history of losses from continuing operations before income taxes in two of the past three full calendar years and any failure to establish and maintain profitability in the future; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; risks associated with our use of subcontractors; the costs of complying with laws and regulations that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow-growth” or “no-growth” initiatives in areas where we operate; substantial increases in mortgage interest rates, the unavailability of mortgage financing or changes in tax laws that make home ownership more expensive or less attractive; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in business partnerships and joint ventures; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; risks associated with employing independent contractors in our real estate brokerage business; changes in laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; claims arising out of our bankruptcy proceedings; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures or data breaches; shortages of or cost increases in utilities or natural resources; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased costs associated with being a public company subsequent to the initial public offering of our common stock in July 2013; our current exemption from the requirement to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies as required by Section 404(a) of the Sarbanes-Oxley Act of 2002, and any failure to achieve and maintain effective internal control over financial reporting in the future; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our stockholders; and our intention not to pay dividends in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2014, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our 2013 Form 10-K, other than our issuance of the Supplemental 2021 Notes in the aggregate principal amount of $50.0 million during June 2014 (see discussion thereof in Notes 8 and 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part II of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

Item 1. Legal Proceedings

Bankruptcy Claims

On August 4, 2008, our predecessor company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the “Bankruptcy Court”). The Chapter 11 cases so commenced are referred to herein as the “Chapter 11 Cases.” The Debtors filed an initial joint plan of reorganization and related disclosure statement on June 8, 2009, a first amended joint plan of reorganization and disclosure statement on July 1, 2009 and a second amended joint plan of reorganization and disclosure statement on July 17, 2009 (the “Plan”). The Plan received formal endorsement of both the senior secured creditors and the official committee of unsecured creditors and was confirmed by the Bankruptcy Court on August 26, 2009 (the “Confirmation Order”). The Plan was declared effective on September 3, 2009 (the “Effective Date”) and the Debtors emerged from bankruptcy on that date.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Notice of Renewal Letter, dated August 28, 2014, from WCI Communities, LLC to Walden Center LP					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: November 4, 2014	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2014	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer (Principal Accounting Officer)