Form 10-Q
period 2015-03-31
WCI Communities, Inc.
filed 2015-04-29
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Common shares outstanding as of April 29, 2015: 26,105,096

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)

Assets
Cash and cash equivalents	$144,556	$174,756
Restricted cash	13,610	12,125
Notes and accounts receivable	5,630	5,637
Real estate inventories	499,353	449,249
Property and equipment, net	24,505	25,021
Other assets	22,539	20,179
Deferred tax assets, net of valuation allowances	109,780	110,823
Goodwill	7,520	7,520

Total assets	$827,493	$805,310

Liabilities and Equity
Accounts payable	$30,758	$20,040
Accrued expenses and other liabilities	63,839	68,986
Customer deposits	40,442	30,662
Senior notes, including unamortized premiums of $1,143 and $1,179 at March 31, 2015 and December 31, 2014, respectively	251,143	251,179

Total liabilities	386,182	370,867

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,850,484 shares issued and 25,806,706 shares outstanding at both March 31, 2015 and December 31, 2014	259	259
Additional paid-in capital	303,078	302,111
Retained earnings	136,233	130,581
Treasury stock, at cost, 43,778 shares at both March 31, 2015 and December 31, 2014	(505)	(505)

Total WCI Communities, Inc. shareholders’ equity	439,065	432,446
Noncontrolling interests in consolidated joint ventures	2,246	1,997

Total equity	441,311	434,443

Total liabilities and equity	$827,493	$805,310

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Homebuilding	$67,047	$47,995
Real estate services	22,766	18,463
Amenities	7,889	7,322

Total revenues	97,702	73,780

Cost of Sales
Homebuilding	48,548	34,548
Real estate services	21,884	18,582
Amenities	7,142	6,816

Total cost of sales	77,574	59,946

Gross margin	20,128	13,834

Selling, general and administrative expenses	13,091	10,322
Interest expense	260	498
Other income, net	(96)	(365)

	13,255	10,455

Income from operations before income taxes	6,873	3,379
Income tax expense	916	1,660

Net income	5,957	1,719
Net income attributable to noncontrolling interests	(305)	(239)

Net income attributable to common shareholders of WCI Communities, Inc.	$5,652	$1,480

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.22	$0.06

Diluted	$0.21	$0.06

Weighted average number of shares of common stock outstanding:
Basic	26,181	26,015

Diluted	26,383	26,231

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2015 and 2014

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total
Balance at January 1, 2015	-	$-	25,850	$259	$302,111	$130,581	$(505)	$1,997	$434,443

Net income	-	-	-	-	-	5,652	-	305	5,957
Stock-based compensation expense	-	-	-	-	967	-	-	-	967
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(56)	(56)

Balance at March 31, 2015	-	$-	25,850	$259	$303,078	$136,233	$(505)	$2,246	$441,311

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total
Balance at January 1, 2014	-	$-	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864

Net income	-	-	-	-	-	1,480	-	239	1,719
Stock-based compensation expense	-	-	-	-	812	-	-	-	812
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	30	-	38	-	-	-	38
Purchases of treasury stock	-	-	-	-	-	-	(178)	-	(178)

Balance at March 31, 2014	-	$-	25,825	$258	$299,380	$110,464	$(374)	$2,527	$412,255

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$5,957	$1,719
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	227	195
Amortization of debt premium	(36)	-
Depreciation	709	588
Provision for (recovery of) bad debts	(25)	155
Deferred income tax expense	1,043	1,660
Stock-based compensation expense	967	812
Changes in assets and liabilities:
Restricted cash	(1,485)	(2,973)
Notes and accounts receivable	32	1,986
Real estate inventories	(50,520)	(16,924)
Other assets	(2,587)	(3,109)
Accounts payable and other liabilities	5,987	(9,601)
Customer deposits	9,780	7,916

Net cash used in operating activities	(29,951)	(17,576)

Investing activities
Additions to property and equipment	(193)	(875)

Net cash used in investing activities	(193)	(875)

Financing activities
Payments of debt issuance costs	-	(25)
Payments of community development district obligations	-	(36)
Distribution to noncontrolling interests	(56)	-
Purchases of treasury stock	-	(178)

Net cash used in financing activities	(56)	(239)

Net decrease in cash and cash equivalents	(30,200)	(18,690)
Cash and cash equivalents at the beginning of the period	174,756	213,352

Cash and cash equivalents at the end of the period	$144,556	$194,662

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

1.     Description of the Business and Summary of Significant Accounting Policies

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months as (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of real estate services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. For further information, refer to our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) that was filed with the Securities and Exchange Commission on February 25, 2015.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”), as defined under ASC 810, Consolidation (“ASC 810”), but over which the Company has the ability to exercise control. In accordance with ASC 323, Investments — Equity Method and Joint Ventures, the equity method of accounting is applied to those investments in joint ventures that are not VIEs and the Company has either less than a controlling interest, substantive participating rights or is not the primary beneficiary, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation. Also, see below under “Recently Issued Accounting Pronouncements” for certain accounting guidance that the Company is required to adopt during the year ending December 31, 2016 and interim reporting periods during that year.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Among other things, ASU 2014-09 outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate, etc.). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. ASU 2014-09 also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Public entities are currently required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, the FASB voted on April 1, 2015 to propose a deferral of the effective date of ASU 2014-09 by one year. An entity may adopt ASU 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09. Early adoption of ASU 2014-09 is not currently permitted by public entities; however, the FASB’s proposal on April 1, 2015 would permit early adoption by such entities one year earlier than the required adoption date. Due to the complex analyses required under ASU 2014-09, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Among other things, ASU 2014-15 requires management of a public entity to perform interim and annual assessments of such public entity’s ability to continue as a going concern within one year of the date that its financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, then such entity must provide certain supplemental disclosures in its financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and annual and interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or any related disclosures.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes targeted amendments to GAAP’s existing consolidation guidance under both the variable interest and voting models. Among other things, ASU 2015-02 (i) introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision-making rights and (ii) eliminates certain guidance under the consolidation voting model that pertains to limited partnerships, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. Public entities are required to adopt ASU 2015-02 during annual reporting periods beginning after December 15, 2015 and interim reporting periods within those years. An entity may adopt ASU 2015-02 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Early adoption of ASU 2015-02 is permitted. We are currently evaluating the impact that the adoption of ASU 2015-02 will have our consolidated financial statements and the method of adoption that the Company will apply.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Among other things, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in an entity’s balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with the presentation of debt discounts. Public entities are required to adopt ASU 2015-03 during annual reporting periods beginning after December 15, 2015 and interim reporting periods within those years. ASU 2015-03 must be applied retrospectively to all prior periods presented in the financial statements. Early adoption of ASU 2015-03 is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements or any related disclosures.

2.     Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	March 31, 2015	December 31, 2014

	(in thousands)

Land and land improvements held for development or sale	$316,120	$310,499
Work in progress	109,159	94,078
Completed inventories	66,940	37,421
Investments in amenities	7,134	7,251

Total real estate inventories	$499,353	$449,249

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. The carrying value of land and land improvements held for sale was $0.8 million as of both March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, single- and multi-family inventories represented approximately 95% and 94%, respectively, of total real estate inventories. As of both March 31, 2015 and December 31, 2014, tower inventories, which consisted primarily of land and land improvements, represented approximately 4% of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Three Months Ended March 31,
	2015	2014

	(in thousands)

Capitalized interest at the beginning of the period	$24,856	$15,443
Interest incurred	4,677	3,762
Interest expensed	(260)	(498)
Interest charged to homebuilding segment cost of sales	(1,624)	(985)

Capitalized interest at the end of the period	$27,649	$17,722

3.     Property and Equipment

Property and equipment is summarized in the table below.

	Estimated
	Useful Life	March 31,	December 31,
	(In Years)	2015	2014

		(in thousands)

Land and land improvements	10 to 15	$14,127	$14,106
Buildings and improvements	5 to 40	16,113	16,062
Furniture, fixtures and equipment	3 to 7	7,491	7,370

Property and equipment, gross		37,731	37,538
Accumulated depreciation		(13,226)	(12,517)

Property and equipment, net		$24,505	$25,021

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.4 million and $21.6 million as of March 31, 2015 and December 31, 2014, respectively.

4.     Other Assets

Other assets are summarized in the table below.

	March 31,	December 31,
	2015	2014

	(in thousands)

Prepaid expenses	$9,105	$6,292
Debt issuance costs, net of accumulated amortization of $1,407 and $1,180 at March 31, 2015 and December 31, 2014, respectively	5,733	5,955
Cash held by community development districts (Note 6)	3,013	2,875
Land acquisition deposits	1,102	740
Income taxes receivable, net	278	646
Other	3,308	3,671

Total other assets	$22,539	$20,179

See above under “Recently Issued Accounting Pronouncements” for certain accounting guidance regarding the presentation of debt issuance costs that the Company is required to adopt during the year ending December 31, 2016 and interim reporting periods during that year.

5.     Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	March 31,	December 31,
	2015	2014

	(in thousands)

Community development district obligations (Note 6)	$39,549	$39,965
Deferred revenue and income	8,974	8,192
Accrued interest	2,271	6,564
Accrued compensation and employee benefits	2,320	5,692
Warranty reserves	2,015	1,888
Accrued property taxes	1,307	-
Other	7,403	6,685

Total accrued expenses and other liabilities	$63,839	$68,986

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended March 31,

	2015	2014

	(in thousands)

Warranty reserves at the beginning of the period	$1,888	$1,558
Additions to reserves for new home deliveries	341	244
Payments for warranty costs	(103)	(83)
Adjustments to prior year warranty reserves	(111)	-

Warranty reserves at the end of the period	$2,015	$1,719

During each of the three months ended March 31, 2015 and 2014, net warranty expense of $0.2 million was included in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. Adjustments to prior year warranty reserves related to changes in our anticipated warranty payments on previously delivered homes.

6.     Community Development District Obligations

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

In connection with the development of certain of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. There are two primary types of bonds issued by a CDD, type “A” and “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end user (homeowner) and the “B” bond is our obligation.

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $68.4 million as of both March 31, 2015 and December 31, 2014, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of March 31, 2015 mature at various times during the years 2018 through 2039. As of March 31, 2015 and December 31, 2014, we recorded CDD bond obligations of $39.5 million and $40.0 million, respectively, net of debt discounts of $2.3 million and $2.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $3.4 million and $3.2 million as of March 31, 2015 and December 31, 2014, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $3.0 million and $2.9 million as of March 31, 2015 and December 31, 2014, respectively, and was included in other assets on the accompanying consolidated balance sheets (Note 4). As of both March 31, 2015 and December 31, 2014, cash related to the “B” bonds, which has a right of setoff, was $0.4 million and was recorded as a reduction of our CDD bond obligations.

7.     Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 10 to the audited consolidated financial statements in the 2014 Form 10-K.

Senior Notes. During August 2013, the Company completed the issuance of its 6.875% Senior Notes due 2021 in the aggregate principal amount of $200.0 million (the “Original 2021 Notes”) at an issue price of 100.0%. One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the Original 2021 Notes when they were first issued by us and those entities subsequently sold their notes during March 2014. During June 2014, the Company completed the issuance of additional 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million (the “Supplemental 2021 Notes”) at an issue price of 102.5%, plus accrued and unpaid interest from February 15, 2014 to June 26, 2014. As of both March 31, 2015 and December 31, 2014, the Original 2021 Notes and the Supplemental 2021 Notes (collectively, the “2021 Notes”) were the Company’s only outstanding debt obligations.

The Supplemental 2021 Notes were issued as additional securities under an indenture, dated as of August 7, 2013, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee, governing the Original 2021 Notes (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”). The Original 2021 Notes and the Supplemental 2021 Notes are treated as a single series of notes and now have the exact same terms and conditions. The net proceeds from the offering of the Supplemental 2021 Notes (the “Supplemental 2021 Notes Offering”), excluding accrued interest of $1.3 million paid to the Company by the initial holder of the Supplemental 2021 Notes, were $50.4 million after deducting fees and expenses payable by us. We have been using and expect to continue to use the net proceeds from the Supplemental 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

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

Revolving Credit Arrangements. During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), providing for a revolving line of credit of up to $75.0 million. The commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. In addition, a portion of the Revolving Credit Facility is available for the issuance of letters of credit. The Company has never borrowed under the Revolving Credit Facility. As of April 29, 2015, there were no limitations on the Company’s borrowing capacity under the Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. During its initial 36 months, the loan is structured as a revolving credit facility whereby the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time. The WCI Parties have never borrowed under this credit facility; however, $2.0 million of letters of credit have been issued thereunder as of April 29, 2015, limiting the borrowing capacity on such date to $8.0 million.

Other. As of March 31, 2015, we were in compliance with all of the covenants contained in our debt agreements.

8.     Fair Value Disclosures

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

	March 31, 2015		December 31, 2014

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)

Senior Notes due 2021	$251,143	$257,500	$251,179	$251,875
Community development district obligations	39,549	42,997	39,965	44,010

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

The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the three months ended March 31, 2015 and 2014. However, in the event that real estate market conditions or the Company’s operations were to deteriorate in the future, long-lived asset impairment charges may be necessary and they could be significant. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, accounts payable, customer deposits and accrued expenses and other liabilities were estimated to approximate their fair values.

9.     Income Taxes

The following discussion regarding our income taxes should be read in conjunction with Note 12 to the audited consolidated financial statements in the 2014 Form 10-K.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled. Changes in tax rates are recognized in earnings in the period in which the changes are enacted. The components of the Company’s income tax expense (benefit) are summarized in the table below.

	Three Months Ended March 31,

	2015	2014

	(in thousands)

Federal	$965	$1,380
State	(49)	280

Income tax expense	$916	$1,660

After excluding the net income attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended March 31, 2015 and 2014 were 13.9% and 52.9%, respectively. The effective income tax rate during the three months ended March 31, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue

Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the three months ended March 31, 2015 and a corresponding increase of $0.07 in our diluted earnings per share. The effective income tax rate during the three months ended March 31, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.7 million reduction in the Company’s deferred tax asset valuation allowances.

The Company had no unrecognized income tax benefits at either March 31, 2015 or December 31, 2014.

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

As of March 31, 2015, the Company had a deferred tax asset of $109.8 million, which was net of a valuation allowance of $70.7 million. Such valuation allowance primarily relates to (i) limitations under Section 382 (“Section 382”) of the Code and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met. Section 382 imposes an annual limitation on the Company’s use of net operating loss carryforwards and certain tax credit carryforwards that existed upon our emergence from bankruptcy in September 2009. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

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

10.     Commitments and Contingencies

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of March 31, 2015, we had $2.3 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $36.1 million as of March 31, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of March 31, 2015 was $18.5 million, primarily based on development remaining to be completed.

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

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida. As the noncontrolling interest has substantive participating rights relating to operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method. Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced our carrying value for such investment to zero. As of March 31, 2015 and December 31, 2014, the carrying value of our investment in such joint venture was less than our ownership share of the capital on the partnership’s books by $3.8 million and $3.6 million, respectively. In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership operations in the future. We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

One pending proceeding was brought by the Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”), alleging construction defects and other matters. This pending proceeding was originally filed as a proof of claim in our bankruptcy proceedings during February 2009 in an unliquidated amount. The Company asserted that all prepetition claims for construction defects were barred by the plan of reorganization and bankruptcy discharge. During May 2013, the Lesina Association received permission from the U.S. Bankruptcy Court for the District of Delaware in Wilmington to file a state court action for statutory warranty claims and assessment claims without violating the plan of reorganization and bankruptcy discharge. During May 2013, the Company filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware and, in July 2013, the Lesina Association filed its state court action in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida. Such lawsuit includes the general contractor, architect and several subcontractors as parties who may be liable to the Lesina Association. We dispute the allegations made in this action and are vigorously defending this action. A tentative trial court date is scheduled for December 1, 2015. We are unable to estimate the amount of any potential loss because of the nature of the claims and the number of parties who are, or may be, liable to the Lesina Association; however, we believe that any potential losses related to this matter will not be material to our consolidated financial condition, results of operations and cash flows.

11.     Earnings Per Share

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

	Three Months Ended March 31,

	2015	2014

	(in thousands, except per share amounts)

Net income	$5,957	$1,719
Net income attributable to noncontrolling interests	(305)	(239)

Net income attributable to common shareholders of WCI Communities, Inc.	$5,652	$1,480

Basic weighted average shares outstanding	26,181	26,015
Effect of dilutive securities:
Stock-based compensation arrangements	202	216

Diluted weighted average shares outstanding	26,383	26,231

Earnings per share of WCI Communities, Inc.:

Basic	$0.22	$0.06

Diluted	$0.21	$0.06

12.     Segment Reporting

As defined in ASC 280, Segment Reporting (“ASC 280”), our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

During the three months ended March 31, 2015 and 2014, all of the revenues of our reportable segments were generated by our Florida operations. As of March 31, 2015 and December 31, 2014, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

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

Each reportable segment follows the same accounting policies as those described in Note 2 to the audited consolidated financial statements in the 2014 Form 10-K. The financial position and operating results of our segments, which are included in the tables below, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent stand-alone entities during the periods presented.

	Three Months Ended March 31,

	2015	2014

	(in thousands)
Revenues
Homebuilding	$67,047	$47,995
Real Estate Services	22,766	18,463
Amenities	7,889	7,322

Total revenues	$97,702	$73,780

Operating earnings (loss)
Homebuilding	$5,408	$3,125
Real Estate Services	882	(119)
Amenities	747	506
Interest expense	(260)	(498)
Other income, net	96	365

Income from operations before income taxes	$6,873	$3,379

	March 31,	December 31,
	2015	2014

	(in thousands)
Assets
Homebuilding	$509,328	$457,093
Real Estate Services	16,847	16,971
Amenities	42,251	41,302
Corporate and unallocated (1)	259,067	289,944

Total assets	$827,493	$805,310

(1)	Corporate and unallocated primarily consists of cash and cash equivalents, deferred tax assets and other corporate items that are not otherwise allocated to an individual reporting segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and our “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) that was filed with the Securities and Exchange Commission on February 25, 2015. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries.

During the three months ended March 31, 2015, we continued to benefit from the positive momentum in the Florida housing market, which has largely been driven by attractive home affordability, low levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy. More recently, on a national level, rising home prices, fluctuating interest rates and continued strict mortgage underwriting guidelines have somewhat moderated the demand for new homes. However, we continue to experience year-over-year improvement in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in an increase in home deliveries during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

We accessed the debt and equity capital markets during 2014 and 2013, receiving total net proceeds of $336.2 million from an initial public offering of our common stock and two separate issuances of our 6.875% Senior Notes due 2021, including the sale of an aggregate principal amount of $50.0 million of such 6.875% Senior Notes due 2021 during June 2014 at an issue price of 102.5%. Additionally, during August 2013, we entered into a four-year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million.

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating favorable trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national results; and (v) the new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity during 2014 and 2013 have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida economy and housing market through both the increasing scale of our existing land holdings and future acquisitions.

Opportunities to purchase land in desirable locations at reasonable prices are becoming increasingly more limited and competitive. However, we acquired approximately 4,000 home sites for $172.1 million during the past two years. As of March 31, 2015, we owned or controlled approximately 12,700 home sites of which approximately 8,600 were owned and 4,100 were controlled by us. Outstanding land purchase contracts as of April 29, 2015 totaled approximately 4,300 home sites in 22 planned neighborhoods, situated in seven master-planned communities throughout Florida, for an aggregate purchase price of $73.6 million. Deposits related to these outstanding purchase contracts consisted of $0.4 million that are non-refundable and $0.8 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

Summary Company Operating Results

We continued to experience solid operating and financial performance during the three months ended March 31, 2015, including an increase in total revenues to $97.7 million, or 32.4%, compared to $73.8 million during the three months ended March 31, 2014. Such increase was primarily due to a 39.6% improvement in our Homebuilding segment revenues, which was driven by a

17.9% increase in home deliveries and an 18.5% increase in the average selling price per home delivered. Additionally, year-over-year revenues from our Real Estate Services and Amenities segments grew 23.2% and 8.2%, respectively. Consolidated gross margin during the three months ended March 31, 2015 and 2014 was $20.1 million and $13.8 million, respectively. The 2015 gross margin increase of $6.3 million included (i) improvement of approximately $5.1 million in our Homebuilding segment, which was primarily due to an increase in homes delivered and the average selling price per home delivered, partially offset by gross margin erosion of 40 basis points related to shifting product mix and (ii) improvements of $1.0 million and $0.2 million in our Real Estate Services segment and Amenities segment, respectively.

Our income from operations before income taxes was $6.9 million and $3.4 million during the three months ended March 31, 2015 and 2014, respectively, a 102.9% increase. This year-over-year change in operating results was primarily due to (i) the abovementioned improvements in consolidated gross margin and (ii) less interest expense during 2015, primarily due to a greater portion of our interest incurred being capitalized. These items were partially offset by (i) an increase in certain selling, general and administrative expenses, primarily salaries and benefits, commissions from more homes delivered in 2015 and direct marketing and sales office expenses as a result of our increased neighborhood count, and (ii) a decline in other income of $0.3 million.

Net income attributable to common shareholders of WCI Communities, Inc. was $5.7 million and $1.5 million during the three months ended March 31, 2015 and 2014, respectively. This increase was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, and a reduction in income tax expense of $0.8 million during the three months ended March 31, 2015 to $0.9 million, compared to $1.7 million during the three months ended March 31, 2014. See Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes, including the impact of certain regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015.

As of March 31, 2015, our cash and cash equivalents were $144.6 million, a decrease of $30.2 million from $174.8 million as of December 31, 2014. Such decrease was primarily due to our continued investment in land, land development and home construction that is reflected in our increased real estate inventories, partially offset by the cash flow generated from the 138 homes that we delivered during the three months ended March 31, 2015. The 2015 net increase in our real estate inventories of $50.5 million was primarily due to land acquisitions, land development and home construction spending within our communities. As of March 31, 2015, our net debt to net capitalization was 19.3%. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to the most directly comparable GAAP (as such term is defined below) measure in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Due to continued improvement in the Florida housing market and growth in our active selling neighborhoods, new orders increased to 316 homes during the three months ended March 31, 2015, an increase of 111 homes, or 54.1%, from 205 homes during the three months ended March 31, 2014. As of March 31, 2015, the value of our backlog was $282.4 million, an increase of $85.7 million, or 43.6%, from $196.7 million as of March 31, 2014. We had 570 homes in backlog as of March 31, 2015, an increase of 189 homes, or 49.6%, from 381 homes as of March 31, 2014. The growth in backlog units was primarily due to an increase in new orders. The increase in the value of our backlog as of March 31, 2015 was net of a 3.9% decline in the average selling price of our backlog units to $496,000. During the three months ended March 31, 2015, our cancellation rate as a percent of gross new orders was 6.8% and our all-cash buyers as a percent of total home buyers was approximately 49%. As of March 31, 2015, our average customer deposit as a percent of a home’s selling price in our backlog was 13.7%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (both such terms are defined below), and net debt to net capitalization.

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered. Adjusted gross margin from homes delivered is calculated by adding asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and make strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe that adjusted gross margin from homes delivered is relevant and useful to shareholders, investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein. For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Three Months Ended March 31,

	2015	2014

	($ in thousands)

Homebuilding gross margin	$18,499	$13,447
Less: gross margin from land and home sites	-	-

Gross margin from homes delivered	18,499	13,447
Add: capitalized interest in cost of sales	1,624	985

Adjusted gross margin from homes delivered	$20,123	$14,432

Gross margin from homes delivered as a percentage of revenues from homes delivered	27.6%	28.0%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	30.0%	30.1%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), preferred stock dividends, income (loss) from discontinued operations, other income, stock-based compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to shareholders, investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effects of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business. Adjusted EBITDA and EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our EBITDA-based measures have limitations as analytical tools and, therefore, shareholders, investors and other interested parties should not consider them in isolation or as substitutes for analyses of our results as reported under GAAP. Some such limitations are:

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

	Three Months Ended March 31,

	2015	2014

	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$5,652	$1,480
Interest expense	260	498
Capitalized interest in cost of sales (1)	1,624	985
Income taxes	916	1,660
Depreciation	709	588

EBITDA	9,161	5,211
Other income, net	(96)	(365)
Stock-based compensation expense (2)	967	812

Adjusted EBITDA	$10,032	$5,658

Adjusted EBITDA margin	10.3%	7.7%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the expense recorded in the Company’s unaudited consolidated statements of operations related to its stock-based compensation plans.

Net Debt to Net Capitalization

We believe that net debt to net capitalization provides useful information to shareholders, investors and other interested parties regarding our financial position and cash and debt management. It is also a relevant financial measure for understanding the leverage employed in our operations and as an indicator of our ability to obtain future financing.

We believe that by deducting cash and cash equivalents from our outstanding debt, we provide a measure of our debt that considers our cash position. Furthermore, we believe that this approach provides useful information because the ratio of debt to capital does not consider our cash and cash equivalents and we believe that a debt ratio net of cash, such as net debt to net capitalization, provides supplemental information by which our financial position may be considered. Shareholders, investors and other interested parties may also find this information to be helpful when comparing our leverage to the leverage of other companies in our industry that present similar information.

The table below presents the computations of our net debt to net capitalization and reconciles such amounts to the most directly comparable GAAP financial measure, debt to capital.

	March 31,	December 31,
	2015	2014

	($ in thousands)

Senior Notes due 2021	$251,143	$251,179
Total equity	441,311	434,443

Total capital	$692,454	$685,622

Debt to capital (1)	36.3%	36.6%

Senior Notes due 2021	$251,143	$251,179
Less: unamortized premium	1,143	1,179

Principal amount of Senior Notes due 2021	250,000	250,000
Less: cash and cash equivalents	144,556	174,756

Net debt	105,444	75,244
Total equity	441,311	434,443

Net capitalization	$546,755	$509,687

Net debt to net capitalization (2)	19.3%	14.8%

(1)	Debt to capital is computed by dividing the carrying value of our Senior Notes due 2021, as reported on our consolidated balance sheets, by total capital as calculated above. The Senior Notes due 2021 were our only outstanding debt as of March 31, 2015 and December 31, 2014.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31,

	2015	2014
Revenues
Homebuilding	$67,047	$47,995
Real estate services	22,766	18,463
Amenities	7,889	7,322

Total revenues	97,702	73,780

Cost of Sales
Homebuilding	48,548	34,548
Real estate services	21,884	18,582
Amenities	7,142	6,816

Total cost of sales	77,574	59,946

Gross margin	20,128	13,834

Selling, general and administrative expenses	13,091	10,322
Interest expense	260	498
Other income, net	(96)	(365)

	13,255	10,455

Income from operations before income taxes	6,873	3,379
Income tax expense	916	1,660

Net income	5,957	1,719
Net income attributable to noncontrolling interests	(305)	(239)

Net income attributable to common shareholders of WCI Communities, Inc.	$5,652	$1,480

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Homebuilding

	Three Months Ended March 31,

	2015	2014
	($ in thousands)

Homebuilding revenues	$67,047	$47,995
Homes delivered	67,047	47,995
Land and home sites	-	-
Homebuilding gross margin	18,499	13,447
Homebuilding gross margin percentage	27.6%	28.0%
Homes delivered (units)	138	117
Average selling price per home delivered	$486	$410
New orders for homes (units) (1)	316	205
Contract values of new orders (1)	$140,835	$101,143
Average selling price per new order (1)	446	493
Cancellation rate (2)	6.8%	8.5%
Backlog (units) (3)	570	381
Backlog contract values (3)	$282,445	$196,664
Average selling price in backlog (3)	496	516
Active selling neighborhoods at period-end	41	25

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, occurring during the reporting period.
(2)	Represents the number of orders canceled during such period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(3)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues during the three months ended March 31, 2015 were $67.0 million, an increase of $19.0 million, or 39.6%, from $48.0 million during the three months ended March 31, 2014. Such increase was primarily due to (i) a 21-unit, or 17.9%, increase in homes delivered and (ii) an 18.5% increase in the average selling price of homes delivered. The increase in home deliveries was reflective of the continued ramp up in our operations. Additionally, an improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.

Homebuilding gross margin during the three months ended March 31, 2015 was $18.5 million, an increase of $5.1 million, from $13.4 million during the three months ended March 31, 2014. Homebuilding gross margin as a percent of revenues decreased to 27.6% for the three months ended March 31, 2015 from 28.0% for the three months ended March 31, 2014. Such decrease was primarily due to an increase of 120 basis points in our home site cost of sales as a percent of homes delivered revenues that result from a higher percentage of deliveries during 2015 from recent land acquisitions, which do not benefit from low book value land related to fresh start accounting (as discussed below). Partially offsetting this decrease in our gross margin percentage was shifting product mix as we had more second-home deliveries during the three months ended March 31, 2015 than the three months ended March 31, 2014.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three months ended March 31, 2015 and 2014 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy. During the three months ended March 31, 2015, approximately 71% of our home deliveries were generated from communities that we owned in September 2009, compared to substantially all of our home deliveries during the three months ended March 31, 2014. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 17.3% and 16.1% during the three months ended March 31, 2015 and 2014, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of March 31, 2015, approximately 35% of our total owned or controlled home sites, or approximately 4,500 home sites, benefited from being reset to fair value during September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will lessen in the future. The low carrying value of our land was a significant driver of our gross margin from homes delivered of 27.6% and 28.0% during the three months ended March 31, 2015 and 2014, respectively.

We delivered 138 homes during the three months ended March 31, 2015, an increase of 21 units, or 17.9%, from the 117 homes delivered during the three months ended March 31, 2014. The increase in deliveries during 2015 was primarily due to a larger backlog at December 31, 2014, compared to the backlog at December 31, 2013, along with having more neighborhoods delivering homes during 2015 as compared to 2014. The average selling price per home delivered during the three months ended March 31, 2015 was $486,000, an increase of $76,000, or 18.5%, from $410,000 during the three months ended March 31, 2014. An improved pricing environment and shifting product mix drove the increase in average selling prices of homes delivered.

During the three months ended March 31, 2015, we generated 316 new orders, an increase of 111 new orders, or 54.1%, from 205 new orders during the three months ended March 31, 2014. Such increase was primarily due to (i) continued momentum within our active selling neighborhoods and (ii) an increase in our active selling neighborhood count from 25 at March 31, 2014 to 41 at March 31, 2015. Contract values of new orders during the three months ended March 31, 2015 were $140.8 million, an increase of $39.7 million, or 39.3%, from $101.1 million during the three months ended March 31, 2014, primarily due to the 111-unit increase in new order activity. During 2015, the average selling price per unit of new orders declined to $446,000 from $493,000 during 2014, or 9.5%, primarily due to shifting product mix resulting from the introduction of several new active adult communities during late 2014 and early 2015 along with the sell-out of one of our second-home communities during 2014.

Our backlog contract value as of March 31, 2015 was $282.4 million, an increase of $85.7 million, or 43.6%, from $196.7 million as of March 31, 2014. We had 570 units in backlog as of March 31, 2015, an increase of 189 units, or 49.6%, from 381 units as of March 31, 2014. The increase in the value of our backlog as of March 31, 2015 was net of a 3.9% decline in the average selling price of our backlog units from $516,000 to $496,000. The increase in backlog units was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders. The decrease in the average selling price of our backlog units was primarily due to shifting product mix aligned with the new orders we received during 2015.

Real Estate Services

	Three Months Ended March 31,
	2015	2014

	($ in thousands)

Real estate services revenues	$22,766	$18,463
Real estate brokerage	21,724	17,705
Title services	1,042	758
Real estate services gross margin	882	(119)
Real estate services gross margin percentage	3.9%	(0.6%)
Real estate brokerage closed home sales transactions	2,208	1,915
Real estate brokerage average home sale selling price	$314	$289
Title services closing transactions	632	505

              Real estate services revenues during the three months ended March 31, 2015 were $22.8 million, an increase of $4.3 million, or 23.2%, from $18.5 million during the three months ended March 31, 2014. Such improvement was primarily due to an increase of 22.7% in real estate brokerage revenues that resulted from (i) an 8.7% increase in average home sale selling price and (ii) a 15.3% increase in closed home sales transactions. The increase in average home sale selling price during the three months ended March 31, 2015 was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate brokerage business from lower-priced home sales to higher-priced home sales. The increase in closed home sales transactions during 2015 was primarily due to an overall improvement in the broader housing market and the continued favorable effects from certain real estate brokerage offices that we acquired in late 2013 and early 2014. Title services revenues increased 37.5% during 2015, primarily due to more: (i) buyers from our Homebuilding segment who elected to use our title company; (ii) captured transactions from our company-owned real estate brokerage and third-party resale transactions; and (iii) mortgage refinancing activity.

Real estate services gross margin during the three months ended March 31, 2015 was $0.9 million, an increase of $1.0 million, from ($0.1) million during the three months ended March 31, 2014. Such increase was primarily due to (i) the margin associated with higher real estate brokerage revenues during 2015 and (ii) a 2015 reduction in the incremental costs associated with certain real estate brokerage offices that we acquired in late 2013 and early 2014, primarily higher commission splits during the post-acquisition transitional period. Partially offsetting these items were certain incremental costs that support our growing operations. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 74.7% during the three months ended March 31, 2015, an increase of 80 basis points, from 73.9% during the three months ended March 31, 2014. Among other things, this increase was due to higher average commission splits being paid to our agents during 2015, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2014.

Amenities

	Three Months Ended March 31,
	2015	2014

	(in thousands)

Revenues	$7,889	$7,322
Amenities gross margin	747	506

Amenities revenues during the three months ended March 31, 2015 were $7.9 million, an increase of $0.6 million, or 8.2%, from $7.3 million during the three months ended March 31, 2014. We generated $2.8 million of membership dues during the three months ended March 31, 2015, compared to $2.6 million during the three months ended March 31, 2014, an increase of $0.2 million. Club operating revenues were $4.9 million during 2015, compared to $4.6 million during 2014, an increase of $0.3 million. The increases in membership dues and club operating revenues were primarily due to a 10% increase in our membership base when comparing March 31, 2015 to March 31, 2014, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Membership sales revenues were $0.2 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively.

Amenities gross margin during the three months ended March 31, 2015 was $0.7 million, representing an increase of $0.2 million when compared to $0.5 million during the three months ended March 31, 2014. Such improvement was primarily due to incremental revenues covering a greater portion of the fixed operating and maintenance costs to run our clubs, along with improvements in our variable expenses, such as merchandise and food and beverage costs, as a percent of revenues.

Asset Impairments

During the three months ended March 31, 2015 and 2014, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. We continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $13.1 million during the three months ended March 31, 2015, an increase of $2.8 million, or 27.2%, from $10.3 million during the three months ended March 31, 2014. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $1.5 million, or 41.7%, to $5.1 million during 2015, compared to $3.6 million during 2014. This increase was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.4% during 2014 to 3.8% during 2015 due to a higher commission rate paid to independent brokers. General and administrative expenses increased $1.3 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to (i) additional compensation expense supporting our growing operations and (ii) increases in our incentive-based compensation expense and stock-based compensation expense. As a percent of homebuilding revenues, SG&A expenses declined to 19.5% during the three months ended March 31, 2015 from 21.5% during the three months ended March 31, 2014.

Interest Expense

Interest expense is primarily interest incurred on our debt but not capitalized. Interest expense was $0.3 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. The decrease of $0.2 million was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending.

Other Income, net

During the three months ended March 31, 2015 and 2014, other income was $0.1 million and $0.4 million, respectively. Other income during 2015 and 2014 included net recoveries and reductions in certain accruals and reserves related to various matters, along with other miscellaneous items, including $0.1 million of interest income during each such period.

Income Taxes

Income tax expense was $0.9 million and $1.7 million during the three months ended March 31, 2015 and 2014, respectively. After excluding the net income attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended March 31, 2015 and 2014 were 13.9% and 52.9%, respectively. The effective income tax rate during the three months ended March 31, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the three months ended March 31, 2015. The effective income tax rate during the three months ended March 31, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.7 million reduction in the Company’s deferred tax asset valuation allowances.

As of March 31, 2015, we had a deferred tax asset of $109.8 million, which was net of a valuation allowance of $70.7 million. As a result of prior changes in ownership under Section 382 (“Section 382”) of the Code, some of the net operating loss carryforwards underlying our deferred tax assets are subject to certain limitations. Moreover, a change in ownership under Section 382, which may occur in the future, would place additional limitations on our ability to use net operating loss carryforwards that are not currently subject to limitations. For further discussion of certain risks related to the Company’s income taxes, see “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.” in Item 1A of Part I of the 2014 Form 10-K.

Also, see Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, accessing the debt and equity capital markets and independently obtaining letters of credit and surety bonds to finance our projects and provide financial guarantees. Our principal uses of capital are home construction, land acquisition and development and operating expenses. Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, sales of amenities memberships and related annual dues and club operations. We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the three months ended March 31, 2015, we generated cash by delivering 138 homes, spent $1.0 million to purchase home sites, invested $21.5 million on land development and started construction of 264 homes. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls, including those related to cash outlays for land and real estate inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment. As of March 31, 2015, we had $144.6 million of cash and cash equivalents, a $30.2 million decrease from December 31, 2014, primarily as a result of our continued investment in land, land development and home construction that is reflected in our increased real estate inventories, partially offset by the cash flow generated by the 138 homes delivered during the three months ended March 31, 2015. The 2015 net increase in our real estate inventories of $50.5 million was primarily due to land development and home construction spending within our communities. We intend to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes. Most recently, our primary sources of liquidity for operations have been cash flow from operations and debt and equity financing. Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, repurchase or refinance all or a portion of our existing indebtedness and/or access the debt and equity capital markets. We have an effective shelf registration statement on file with the Securities and Exchange Commission that can be used to register offerings of debt and equity securities. If deemed appropriate, we will use such shelf registration statement to register offerings of debt and/or equity securities in the future.

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the twelve months ending March 31, 2016 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

For further discussion of certain financing and other related risks facing our business and operations, see “Risk Factors—Risks Related to Our Indebtedness—We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

Revolving Credit Arrangements

During August 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. The commitment under such revolving credit facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. As of April 29, 2015, there were no amounts drawn on the revolving credit facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”). During its initial 36 months, the loan is structured as a revolving credit facility. During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly. During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time. Each outstanding letter of credit will correspondingly reduce the availability under the revolving credit facility. As of April 29, 2015, there were no amounts drawn on the Stonegate Loan; however, $2.0 million of letters of credit have been issued thereunder on such date, limiting the borrowing capacity to $8.0 million.

For a detailed description of our revolving credit arrangements, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of March 31, 2015, we had $2.3 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $36.1 million as of March 31, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of March 31, 2015 was $18.5 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations. Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K.

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

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Sources (uses) of cash and cash equivalents:
Net cash used in operating activities	$(29,951)	$(17,576)
Net cash used in investing activities	(193)	(875)
Net cash used in financing activities	(56)	(239)

Net decrease in cash and cash equivalents	(30,200)	(18,690)
Cash and cash equivalents at the beginning of the period	174,756	213,352

Cash and cash equivalents at the end of the period	$144,556	$194,662

During the three months ended March 31, 2015 and 2014, net cash used in operating activities was $30.0 million and $17.6 million, respectively. The $12.4 million increase in net cash used in operating activities during 2015 included a $33.6 million net increase in real estate inventories activity, which amount includes year-over-year increased expenditures for land development ($11.7 million) and home construction ($30.9 million), partially offset by higher homebuilding cost of sales and lower year-over-year expenditures for land acquisitions ($2.1 million) during 2015. Such net increase in real estate inventories was partially offset by a (i) $17.5 million favorable change in other assets and liabilities (primarily increases in accounts payable and customer deposits due to our growing operations and the timing of vendor payments) and (ii) $3.7 million improvement in net income during 2015 after giving effect to certain non-cash adjustments.

Net cash used in investing activities during the three months ended March 31, 2015 and 2014 was $0.2 million and $0.9 million, respectively. Additions to property and equipment were the Company’s only investing activity during both such periods.

Net cash used in financing activities during the three months ended March 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively. Net cash used in financing activities during 2015 consisted solely of a distribution to noncontrolling interests in one of the Company’s joint ventures. Net cash used in financing activities during 2014 consisted of payments of: (i) community development district obligations; (ii) debt issuance costs; and (ii) $0.2 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2014.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2015, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $67.9 million, which controlled approximately 4,100 planned home sites. As of such date, we had made non-refundable deposits aggregating $0.4 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

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

During the three months ended March 31, 2015, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of the 2014 Form 10-K, other than a net increase of $8.3 million in our land purchase contracts, net of deposits and other related payments, to $67.9 million.

Community Development District or Similar Development Authority (“CDD”) Obligations

In connection with the development of certain of our communities, community development or improvement districts may use bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements at or near those communities. We utilize two primary types of bonds issued by the district, type “A” and “B,” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end user (homeowner) and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and the district has a lien on each parcel at the time the district adopts its fees and assessments for the applicable fiscal year. If the owner of the parcel does not pay this obligation, the district can foreclose on the lien. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited. The total amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities was $68.4 million as of both March 31, 2015 and December 31, 2014. Bond obligations as of March 31, 2015 mature at various times during the years 2018 through 2039. As of March 31, 2015 and December 31, 2014, we recorded CDD bond obligations of $39.5 million and $40.0 million, respectively, net of debt discounts of $2.3 million and $2.4 million, respectively, which represented the estimated amount of bond obligations that we may be required to pay based on our proportionate share of property owned within our communities. For a detailed description of our CDD obligations, see Note 6 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

In contrast to our typical seasonal results, weakness in U.S. homebuilding market conditions during recent years has mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, we can make no assurances as to when or whether this pattern will recur. See “Risk Factors—Risks Related to Our Business—Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.” in Item 1A of Part I of the 2014 Form 10-K.

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

Our critical accounting policies and estimates have not changed from those reported under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of the 2014 Form 10-K.

Due to the complex analyses required under of each of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which are discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply. Public entities are currently required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, the Financial Accounting Standards Board (the “FASB”) voted on April 1, 2015 to propose a deferral of the effective date of ASU 2014-09 by one year. Early adoption of ASU 2014-09 is not currently permitted by public entities; however, the FASB’s proposal on April 1, 2015 would permit early adoption by such entities one year earlier than the required adoption date. Public entities are required to adopt ASU 2015-02 during annual reporting periods beginning after December 15, 2015 and interim reporting periods within those years. Early adoption of ASU 2015-02 is permitted. Moreover, the adoption of each of Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, and Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which are also discussed at Note 1 to the aforementioned unaudited consolidated financial statements, are not expected to have a material effect on our consolidated financial statements or any related disclosures.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case, the negative of such terms and other variations or comparable terminology. These forward-looking statements include matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: a slowing or reversal of the recovery of the housing market, either on a national level or in Florida; changing local and economic conditions and the cyclical nature of the homebuilding industry; our geographic concentration in Florida; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding operating segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; maintaining and/or increasing our profitability in the future; our potential re-entry into the tower business and the related risks associated with tower construction, market conditions and the fluctuation in our quarterly operating results; risks associated with our use of subcontractors; the costs of complying with laws and regulations, including environmental laws, that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow growth” or “no growth” initiatives in areas where we operate; substantial increases in mortgage interest rates, the unavailability of mortgage financing or changes in tax laws that make home ownership more expensive or less attractive; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in business partnerships and joint ventures; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; risks associated with employing independent contractors in our real estate brokerage business; changes in laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; claims arising out of our bankruptcy proceedings; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; litigation, defense costs and potentially significant judgments against us; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures, data security breaches and other similar adverse events; shortages of, or cost increases in, utilities or natural resources; geopolitical risks and market disruption; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; any downgrade of our credit rating by a rating agency; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased resource requirements and costs associated with being a public company subsequent to the initial public offering of our common stock in July 2013; any failure to maintain effective internal control over financial reporting in the future in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our stockholders; our intention not to pay dividends in the foreseeable future; and any unfavorable reports about the Company or our industry that are published by securities analysts.

Other important risk factors that could affect the ultimate outcome of the matters discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q and that could materially adversely affect our business, financial condition, results of operations and/or cash flows in the future are discussed under the caption “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K and elsewhere therein. Shareholders, investors and other interested parties should be aware that the risk factors described herein may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or cash flows in the future.

We undertake no obligation to publicly update any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Shareholders, investors and other interested parties should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the risks and uncertainties mentioned above and in the 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2015, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of the 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1 #	WCI Communities, Inc. 2015 Management Incentive Compensation Plan	10-K	001-36023	10.24	2/25/15

10.2 #	WCI Communities, Inc. 2015 Real Estate Services Incentive Compensation Plan	10-K	001-36023	10.25	2/25/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: April 29, 2015	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: April 29, 2015	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2015	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)