Form 10-Q
period 2015-06-30
WCI Communities, Inc.
filed 2015-07-29
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Common shares outstanding as of July 29, 2015: 26,100,507

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$146,015	$174,756
Restricted cash	15,593	12,125
Notes and accounts receivable	5,436	5,637
Real estate inventories	510,985	449,249
Property and equipment, net	24,704	25,021
Other assets	23,912	20,179
Deferred tax assets, net of valuation allowances	103,609	110,823
Goodwill	7,520	7,520

Total assets	$837,774	$805,310

Liabilities and Equity
Accounts payable	$20,177	$20,040
Accrued expenses and other liabilities	70,951	68,986
Customer deposits	43,386	30,662
Senior notes, including unamortized premiums of $1,106 and $1,179 at June 30, 2015 and December 31, 2014, respectively	251,106	251,179

Total liabilities	385,620	370,867

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,861,116 shares issued and 25,817,338 shares outstanding at June 30, 2015; 25,850,484 shares issued and 25,806,706 shares outstanding at December 31, 2014	259	259
Additional paid-in capital	304,204	302,111
Retained earnings	146,053	130,581
Treasury stock, at cost, 43,778 shares at both June 30, 2015 and December 31, 2014	(505)	(505)

Total WCI Communities, Inc. shareholders’ equity	450,011	432,446
Noncontrolling interests in consolidated joint ventures	2,143	1,997

Total equity	452,154	434,443

Total liabilities and equity	$837,774	$805,310

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$115,565	$60,918	$182,612	$108,913
Real estate services	29,107	26,499	51,873	44,962
Amenities	6,038	5,542	13,927	12,864

Total revenues	150,710	92,959	248,412	166,739

Cost of Sales
Homebuilding	84,676	43,869	133,224	78,417
Real estate services	26,991	25,004	48,875	43,586
Amenities	6,827	6,079	13,969	12,895

Total cost of sales	118,494	74,952	196,068	134,898

Gross margin	32,216	18,007	52,344	31,841

Selling, general and administrative expenses	16,213	10,670	29,304	20,992
Interest expense	198	187	458	685
Other income, net	(99)	(63)	(195)	(428)

	16,312	10,794	29,567	21,249

Income from operations before income taxes	15,904	7,213	22,777	10,592
Income tax expense	6,187	2,974	7,103	4,634

Net income	9,717	4,239	15,674	5,958
Net loss (income) attributable to noncontrolling interests	103	99	(202)	(140)

Net income attributable to common shareholders of WCI Communities, Inc.	$9,820	$4,338	$15,472	$5,818

Earnings per share attributable to common shareholders of WCI Communities, Inc.:

Basic	$0.38	$0.17	$0.59	$0.22

Diluted	$0.37	$0.17	$0.59	$0.22

Weighted average number of shares of common stock outstanding:

Basic	26,186	26,020	26,183	26,017

Diluted	26,449	26,278	26,416	26,255

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2015 and 2014

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2015	-	$-	25,850	$259	$302,111	$130,581	$(505)	$1,997	$434,443

Net income	-	-	-	-	-	15,472	-	202	15,674
Stock-based compensation expense	-	-	-	-	2,077	-	-	-	2,077
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	11	-	16	-	-	-	16
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(56)	(56)

Balance at June 30, 2015	-	$-	25,861	$259	$304,204	$146,053	$(505)	$2,143	$452,154

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2014	-	$-	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864

Net income	-	-	-	-	-	5,818	-	140	5,958
Stock-based compensation expense	-	-	-	-	1,685	-	-	-	1,685
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	30	-	38	-	-	-	38
Purchases of treasury stock	-	-	-	-	-	-	(178)	-	(178)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(78)	(78)

Balance at June 30, 2014	-	$-	25,825	$258	$300,253	$114,802	$(374)	$2,350	$417,289

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$15,674	$5,958
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	457	398
Amortization of debt premium	(73)	-
Depreciation	1,467	1,232
Provision for (recovery of) bad debts	(102)	108
Loss on disposition of property and equipment	63	-
Deferred income tax expense	7,230	4,634
Stock-based compensation expense	2,077	1,685
Changes in assets and liabilities:
Restricted cash	(3,468)	(3,391)
Notes and accounts receivable	303	1,748
Real estate inventories	(62,550)	(105,394)
Other assets	(4,190)	(775)
Accounts payable and other liabilities	2,510	(786)
Customer deposits	12,724	12,461

Net cash used in operating activities	(27,878)	(82,122)

Investing activities
Additions to property and equipment	(807)	(1,801)

Net cash used in investing activities	(807)	(1,801)

Financing activities
Proceeds from the issuance of senior notes	-	51,250
Accrued interest received from senior noteholders	-	1,251
Payments of debt issuance costs	-	(869)
Proceeds from the sale of community development district bonds	-	21,673
Payments of community development district obligations	-	(936)
Purchases of treasury stock	-	(178)
Distributions to noncontrolling interests	(56)	(78)

Net cash provided by (used in) financing activities	(56)	72,113

Net decrease in cash and cash equivalents	(28,741)	(11,810)
Cash and cash equivalents at the beginning of the period	174,756	213,352

Cash and cash equivalents at the end of the period	$146,015	$201,542

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months as (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of real estate services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”), as defined under ASC 810, Consolidation (“ASC 810”), but over which the Company has the ability to exercise control. In accordance with ASC 323, Investments — Equity Method and Joint Ventures, the equity method of accounting is applied to those investments in joint ventures that are not VIEs where the Company has either less than a controlling interest or substantive participating rights, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation. Also, see below under “Recently Issued Accounting Pronouncements” for certain accounting guidance that the Company is required to adopt during the year ending December 31, 2016 and interim reporting periods during that year.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Among other things, ASU 2014-09 outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate, etc.). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. ASU 2014-09 also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on July 9, 2015, the FASB approved a delay of the new revenue standard’s effective date by one year. An entity may adopt ASU 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09. Early adoption of ASU 2014-09 was not initially permitted by public entities; however, the FASB’s actions on July 9, 2015 provide for early adoption by such entities but not before the original effective date of the new revenue standard. Due to the complex analyses required under ASU 2014-09, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply.

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

2.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	June 30, 2015	December 31, 2014

	(in thousands)

Land and land improvements held for development or sale	$313,434	$310,499
Work in progress	111,881	94,078
Completed inventories	78,407	37,421
Investments in amenities	7,263	7,251

Total real estate inventories	$510,985	$449,249

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. The carrying value of land and land improvements held for sale was $0.8 million as of both June 30, 2015 and December 31, 2014. During July 2015, the Company sold its last remaining held for sale land parcel for $1.2 million, resulting in a gain of approximately $0.4 million that will be recognized during the quarter ending September 30, 2015.

As of June 30, 2015 and December 31, 2014, single- and multi-family inventories represented approximately 95% and 94%, respectively, of total real estate inventories. As of both June 30, 2015 and December 31, 2014, tower inventories, which consisted primarily of land and land improvements, represented approximately 4% of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(in thousands)

Capitalized interest at the beginning of the period	$27,649	$17,722	$24,856	$15,443
Interest incurred	4,617	3,813	9,294	7,575
Interest expensed	(198)	(187)	(458)	(685)
Interest charged to homebuilding segment cost of sales	(2,740)	(1,282)	(4,364)	(2,267)

Capitalized interest at the end of the period	$29,328	$20,066	$29,328	$20,066

3.	Property and Equipment

Property and equipment is summarized in the table below.

	Estimated
	Useful Life	June 30,	December 31,
	(In Years)	2015	2014

	(in thousands)

Land and land improvements	10 to 15	$14,279	$14,106
Buildings and improvements	5 to 40	15,536	16,062
Furniture, fixtures and equipment	3 to 7	7,978	7,370

Property and equipment, gross		37,793	37,538
Accumulated depreciation		(13,089)	(12,517)

Property and equipment, net		$24,704	$25,021

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.8 million and $21.6 million as of June 30, 2015 and December 31, 2014, respectively.

4.	Other Assets

Other assets are summarized in the table below.

	June 30,	December 31,
	2015	2014

	(in thousands)

Prepaid expenses	$9,102	$6,292
Debt issuance costs	5,501	5,955
Cash held by community development districts (Note 6)	2,571	2,875
Land acquisition deposits	2,210	740
Income taxes receivable, net	524	646
Other	4,004	3,671

Total other assets	$23,912	$20,179

See above under “Recently Issued Accounting Pronouncements” for certain accounting guidance regarding the presentation of debt issuance costs that the Company is required to adopt during the year ending December 31, 2016 and interim reporting periods during that year.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	June 30,	December 31,
	2015	2014

	(in thousands)

Community development district obligations (Note 6)	$38,924	$39,965
Deferred revenue and income	7,756	8,192
Accrued interest	6,549	6,564
Accrued compensation and employee benefits	3,948	5,692
Warranty reserves	2,464	1,888
Accrued property taxes	2,494	-
Other	8,816	6,685

Total accrued expenses and other liabilities	$70,951	$68,986

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(in thousands)

Warranty reserves at the beginning of the period	$2,015	$1,719	$1,888	$1,558
Additions to reserves for new home deliveries	591	311	932	555
Payments for warranty costs	(142)	(132)	(245)	(215)
Adjustments to prior year warranty reserves	-	(484)	(111)	(484)

Warranty reserves at the end of the period	$2,464	$1,414	$2,464	$1,414

During the three months ended June 30, 2015, warranty expense was $0.6 million, compared to a net warranty expense credit of $0.2 million during the three months ended June 30, 2014. The net warranty expense for the six months ended June 30, 2015 and 2014 was $0.8 million and $0.1 million, respectively. Such amounts are included in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. Adjustments to prior year warranty reserves related to changes in our anticipated warranty payments on previously delivered homes. During the three and six months ended June 30, 2014, favorable warranty experience in certain neighborhoods led us to reduce our warranty reserves on homes where the warranty had expired and on homes still under warranty in such neighborhoods.

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

In connection with the development of certain of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. There are two primary types of bonds issued by a CDD, type “A” and “B,” the proceeds of which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end user (homeowner) and the “B” bond is our obligation.

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $66.2 million and $68.4 million as of June 30, 2015 and December 31, 2014, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of June 30, 2015 mature at various times during the years 2018 through 2039. As of June 30, 2015 and December 31, 2014, we recorded CDD bond obligations of $38.9 million and $40.0 million, respectively, net of debt discounts of $2.2 million and $2.4 million, respectively, which represented the estimated amount of both “A” and “B” bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $2.9 million and $3.2 million as of June 30, 2015 and December 31, 2014, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.6 million and $2.9 million as of June 30, 2015 and December 31, 2014, respectively, and was included in other assets on the accompanying consolidated balance sheets (Note 4). As of June 30, 2015 and December 31, 2014, cash related to the “B” bonds, which has a right of setoff, was $0.3 million and $0.4 million, respectively, and was recorded as a reduction of our CDD bond obligations.

During April 2014, we sold $23.6 million of CDD bonds held that related to property that we own and received proceeds, including accrued and unpaid interest, of $22.7 million. As a result, the Company’s CDD obligations increased by $21.7 million during the three and six months ended June 30, 2014, which represented our discounted proportionate share of the CDD bonds.

7.	Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 10 to the audited consolidated financial statements in the 2014 Form 10-K.

Senior Notes.   During August 2013, the Company completed the issuance of its 6.875% Senior Notes due 2021 in the aggregate principal amount of $200.0 million (the “Original 2021 Notes”) at an issue price of 100.0%. One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the Original 2021 Notes when they were first issued by us and those entities subsequently sold their notes during March 2014. During June 2014, the Company completed the issuance of additional 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million (the “Supplemental 2021

Notes”) at an issue price of 102.5%, plus accrued and unpaid interest from February 15, 2014 to June 26, 2014. As of both June 30, 2015 and December 31, 2014, the Original 2021 Notes and the Supplemental 2021 Notes (collectively, the “2021 Notes”) were the Company’s only outstanding debt obligations.

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

Revolving Credit Arrangements.   During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), providing for a revolving line of credit of up to $75.0 million. The commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. In addition, a portion of the Revolving Credit Facility is available for the issuance of letters of credit. The Company has never borrowed under the Revolving Credit Facility. As of July 29, 2015, there were no limitations on the Company’s borrowing capacity under the Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. During its initial 36 months, the loan is structured as a revolving credit facility whereby the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time. The WCI Parties have never borrowed under this credit facility; however, $1.7 million of letters of credit have been issued thereunder as of July 29, 2015, limiting the borrowing capacity on such date to $8.3 million.

Other.   As of June 30, 2015, we were in compliance with all of the covenants contained in our debt agreements.

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

The carrying values and estimated fair values of our financial liabilities are summarized in the table below, except for the abovementioned liabilities for which the carrying values approximate their fair values.

	June 30, 2015		December 31, 2014

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)

Senior Notes due 2021	$251,106	$259,375	$251,179	$251,875
Community development district obligations	38,924	42,367	39,965	44,010

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

The Company did not have any nonfinancial assets that were written down to fair value as the result of an impairment charge during the six months ended June 30, 2015 and 2014. However, in the event that real estate market conditions or the Company’s operations were to deteriorate in the future, long-lived asset impairment charges may be necessary and they could be significant. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

9.	Income Taxes

The following discussion regarding our income taxes should be read in conjunction with Note 12 to the audited consolidated financial statements in the 2014 Form 10-K.

General.  We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled. Changes in tax rates are recognized in earnings in the period in which the changes are enacted. The components of the Company’s income tax expense are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(in thousands)

Federal	$5,614	$2,559	$6,579	$3,939
State	573	415	524	695

Income tax expense	$6,187	$2,974	$7,103	$4,634

After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and six months ended June 30, 2015 were 38.7% and 31.5%, respectively. The effective income tax rate during the six months ended June 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue

Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the six months ended June 30, 2015 and a corresponding increase of $0.07 in our diluted earnings per share. Our effective income tax rates during the three and six months ended June 30, 2014 were 40.7% and 44.3%, respectively. Such rates were higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset during the six months ended June 30, 2014 by a $0.7 million net reduction in the Company’s deferred tax asset valuation allowances.

The Company had no unrecognized income tax benefits at either June 30, 2015 or December 31, 2014.

Deferred Tax Assets and Related Matters.  ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a “more-likely-than-not” standard. A valuation allowance must be established when it is more-likely-than-not that some or all of a company’s deferred tax assets will not be realized. We assess our deferred tax assets on a quarterly basis, including the benefits from federal and state net operating loss (“NOL”) carryforwards, to determine if valuation allowances are required. When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence. If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance will be recorded through the provision for income taxes.

As of June 30, 2015, the Company had a deferred tax asset of $103.6 million, which was net of a valuation allowance of $70.7 million. Such valuation allowance primarily relates to (i) limitations under Section 382 (“Section 382”) of the Code and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

The rate at which we can utilize our federal NOL carryforwards is limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under Section 382. A Section 382 ownership change generally occurs if one or more shareholders who are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards equal to the product of the total value of an entity’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect at the time of the ownership change. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions.

Prior to 2015, we experienced ownership changes affecting our current federal and state NOL carryforwards. Additionally, on July 13, 2015, WCI completed the registered public offering of its common stock (the “Offering”) by entities affiliated with Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”) wherein the Selling Stockholders sold 3,250,000 shares of the common stock of WCI Communities, Inc. (“WCI”). The Selling Stockholders also granted the participating underwriters a 30-day option to purchase up to an additional 487,500 shares of WCI’s common stock. On July 24, 2015, the underwriters exercised their option and purchased all of the available shares thereunder. WCI did not sell any shares in the Offering or receive any portion of the proceeds therefrom, nor did it receive any proceeds when the underwriters exercised their option to purchase additional shares. We believe that the Offering may have triggered an ownership change that creates limitations under Section 382 and corresponding state law. While this potential ownership change under Section 382 may impact the amount by which we can utilize our federal and state NOLs to offset taxable income in any particular year, we currently do not expect that such limitations, if any, will impact our ability to ultimately utilize the NOLs over time.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of June 30, 2015, we had $1.7 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $43.4 million as of June 30, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of June 30, 2015 was $19.6 million, primarily based on development remaining to be completed.

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

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida. As the noncontrolling interest has substantive participating rights relating to operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method. Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced the carrying value of our investment to zero. In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership operations in the future. We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

One recently settled proceeding was brought by the Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”), alleging construction defects and other matters. This proceeding was originally filed as a proof of claim in our bankruptcy proceedings during February 2009 in an unliquidated amount. The Company asserted that all prepetition claims for construction defects were barred by the plan of reorganization and bankruptcy discharge. During May 2013, the Lesina Association received permission from the U.S. Bankruptcy Court for the District of Delaware in Wilmington to file a state court action for statutory warranty claims and assessment claims without violating the plan of reorganization and bankruptcy discharge. During May 2013, the Company filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware and, in July 2013, the Lesina Association filed its state court action in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida. In addition to the Company, the general contractor, architect and several subcontractors were named as defendants in the lawsuit. At a mediation held on July 20, 2015, the parties reached a settlement agreement that, among other things, provided for: (i) a release of all claims; (ii) the dismissal of each of the Lesina Association’s lawsuit and the Company’s appeal in the bankruptcy proceedings; and (iii) a payment by the defendants to the Lesina Association. The portion of the payment that the Company is obligated to pay is immaterial to its consolidated financial condition, results of operations and cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(in thousands, except per share amounts)

Net income	$9,717	$4,239	$15,674	$5,958
Net loss (income) attributable to noncontrolling interests	103	99	(202)	(140)

Net income attributable to common shareholders of WCI Communities, Inc.	$9,820	$4,338	$15,472	$5,818

Basic weighted average shares outstanding	26,186	26,020	26,183	26,017
Effect of dilutive securities:
Stock-based compensation arrangements	263	258	233	238

Diluted weighted average shares outstanding	26,449	26,278	26,416	26,255

Earnings per share of WCI Communities, Inc.:

Basic	$0.38	$0.17	$0.59	$0.22

Diluted	$0.37	$0.17	$0.59	$0.22

12.	Segment Reporting

As defined in ASC 280, Segment Reporting, our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

During the three and six months ended June 30, 2015 and 2014, all of the revenues of our reportable segments were generated by our Florida operations. As of June 30, 2015 and December 31, 2014, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)

Revenues
Homebuilding	$115,565	$60,918	$182,612	$108,913
Real Estate Services	29,107	26,499	51,873	44,962
Amenities	6,038	5,542	13,927	12,864

Total revenues	$150,710	$92,959	$248,412	$166,739

Operating earnings (loss)
Homebuilding	$14,676	$6,379	$20,084	$9,504
Real Estate Services	2,116	1,495	2,998	1,376
Amenities	(789)	(537)	(42)	(31)
Interest expense	(198)	(187)	(458)	(685)
Other income, net	99	63	195	428

Income from operations before income taxes	$15,904	$7,213	$22,777	$10,592

	June 30,	December 31,
	2015	2014

	(in thousands)

Assets
Homebuilding	$523,596	$457,093
Real Estate Services	16,133	16,971
Amenities	42,456	41,302
Corporate and unallocated (1)	255,589	289,944

Total assets	$837,774	$805,310

(1)	Corporate and unallocated primarily consists of cash and cash equivalents, deferred tax assets and other corporate items that are not otherwise allocated to an individual reporting segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and our “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under: (i) “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q; (ii) “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q; and (iii) “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) that was filed with the Securities and Exchange Commission on February 25, 2015. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries.

During the six months ended June 30, 2015, we continued to benefit from the positive momentum in the Florida housing market, which has been largely driven by attractive home affordability, low levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels and an overall improvement in the economy. More recently, on a national level, rising home prices, fluctuating interest rates and continued strict mortgage underwriting guidelines have somewhat moderated the demand for new homes. However, we continue to experience year-over-year improvement in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in increases in home deliveries during each of the three and six months ended June 30, 2015 when compared to the same periods during the prior year.

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

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating favorable trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national levels; and (v) the new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity during 2014 and 2013 have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida economy and housing market through both the increasing scale of our existing land holdings and future acquisitions.

Opportunities to purchase land in desirable locations at reasonable prices are becoming increasingly more limited and competitive. However, during the period from January 1, 2014 to June 30, 2015, we acquired approximately 2,100 home sites for $104.6 million. As of June 30, 2015, we owned or controlled approximately 13,500 home sites of which approximately 8,300 were owned and 5,200 were controlled by us. Outstanding land purchase contracts as of July 29, 2015 totaled approximately 6,400 home sites in 32 planned neighborhoods, situated in nine master-planned communities throughout Florida, for an aggregate purchase price of $123.1 million. Deposits related to these outstanding purchase contracts consisted of $1.1 million that are non-refundable and $1.1 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

Summary Company Operating Results

We continued to experience solid operating and financial performance during the three months ended June 30, 2015, including an increase in total revenues to $150.7 million, or 62.0%, compared to $93.0 million during the three months ended June 30, 2014. Such increase was primarily due to an 89.8% improvement in our Homebuilding segment revenues, which was driven by a 69.9% increase in home deliveries and an 11.7% increase in the average selling price per home delivered. Additionally, year-over-year revenues from our Real Estate Services and Amenities segments grew 9.8% and 9.1%, respectively. Consolidated gross margin during the three months ended June 30, 2015 and 2014 was $32.2 million and $18.0 million, respectively. The gross margin increase of $14.2 million during the three months ended June 30, 2015 included (i) improvement of approximately $13.9 million in our Homebuilding segment, which was primarily due to increases in homes delivered and the average selling price per home delivered, partially offset by gross margin erosion of 130 basis points related to shifting product mix, and (ii) improvement of $0.6 million in our Real Estate Services segment. Such increases were partially offset by a $0.3 million decline in our Amenities segment gross margin.

Our income from operations before income taxes was $15.9 million and $7.2 million during the three months ended June 30, 2015 and 2014, respectively, a 120.8% increase. This year-over-year change in operating results during the three months ended June 30, 2015 included the abovementioned net improvement in consolidated gross margin, partially offset by an increase in certain selling, general and administrative expenses, including compensation and benefits, commissions from more homes delivered during the three months ended June 30, 2015 and direct marketing and sales office expenses as a result of our increased neighborhood count. Additionally, incremental selling, general and administrative costs were incurred during the three months ended June 30, 2015 in respect of two separate secondary offerings of the common stock of WCI Communities, Inc. by certain selling stockholders pursuant to a registration rights agreement with no proceeds therefrom to the Company.

Net income attributable to common shareholders of WCI Communities, Inc. was $9.8 million and $4.3 million during the three months ended June 30, 2015 and 2014, respectively. This increase was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, partially offset by an increase in income tax expense of $3.2 million during the three months ended June 30, 2015 to $6.2 million, compared to $3.0 million during the three months ended June 30, 2014. See Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

As of June 30, 2015, our cash and cash equivalents were $146.0 million, a decrease of $28.8 million from $174.8 million as of December 31, 2014. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the six months ended June 30, 2015. The net increase in our real estate inventories of $62.6 million during the six months ended June 30, 2015 was primarily due to land acquisitions, land development and home construction spending within our communities, partially offset by homebuilding cost of sales. As of June 30, 2015, our net debt to net capitalization was 18.7%. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to the most directly comparable GAAP (as such term is defined below) measure in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Due to continued improvement in the Florida housing market and growth in our active selling neighborhoods, new orders increased to 300 homes during the three months ended June 30, 2015, an increase of 105 homes, or 53.8%, from 195 homes during the three months ended June 30, 2014. As of June 30, 2015, the value of our backlog was $294.1 million, an increase of $64.1 million, or 27.9%, from $230.0 million as of June 30, 2014. We had 627 homes in backlog as of June 30, 2015, an increase of 194 homes, or 44.8%, from 433 homes as of June 30, 2014. The growth in backlog units was primarily due to an increase in new orders. The increase in the value of our backlog as of June 30, 2015 was net of an 11.7% decline in the average selling price of our backlog units to $469,000. During the three months ended June 30, 2015, our cancellation rate as a percent of gross new orders was 8.3% and our all-cash buyers as a percent of total home buyers was approximately 51%. As of June 30, 2015, our average customer deposit as a percent of a home’s selling price in our backlog was 14.1%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

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

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered. Adjusted gross margin from homes delivered is calculated by adding asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and make strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe that adjusted gross margin from homes delivered is (i) meaningful because it isolates the impact that our indebtedness and asset impairments have on gross margin and (ii) relevant and useful to shareholders, investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein. For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	($ in thousands)

Homebuilding gross margin	$30,889	$17,049	$49,388	$30,496
Less: gross margin from land and home sites	-	-	-	-

Gross margin from homes delivered	30,889	17,049	49,388	30,496
Add: capitalized interest in cost of sales	2,740	1,282	4,364	2,267

Adjusted gross margin from homes delivered	$33,629	$18,331	$53,752	$32,763

Gross margin from homes delivered as a percentage of revenues from homes delivered	26.7%	28.0%	27.0%	28.0%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	29.1%	30.1%	29.4%	30.1%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), preferred stock dividends, income (loss) from discontinued operations, other income, stock-based compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to shareholders, investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it removes the effects of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our EBITDA-based measures have limitations as analytical tools and, therefore, shareholders, investors and other interested parties should not consider them in isolation or as substitutes for analyses of our results as reported under GAAP. Some such limitations are:

●	they do not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations;
●	they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;
●	they do not reflect the interest that is necessary to service our debt; and
●	other companies in our industry may calculate these measures differently than we do, thereby limiting their usefulness as comparative measures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$9,820	$4,338	$15,472	$5,818
Interest expense	198	187	458	685
Capitalized interest in cost of sales (1)	2,740	1,282	4,364	2,267
Income tax expense	6,187	2,974	7,103	4,634
Depreciation	758	644	1,467	1,232

EBITDA	19,703	9,425	28,864	14,636
Other income, net	(99)	(63)	(195)	(428)
Stock-based compensation expense (2)	1,110	873	2,077	1,685

Adjusted EBITDA	$20,714	$10,235	$30,746	$15,893

Adjusted EBITDA margin	13.7%	11.0%	12.4%	9.5%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the expense recorded in the Company’s unaudited consolidated statements of operations related to its stock-based compensation plans.

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

	June 30,	December 31,
	2015	2014

	($ in thousands)

Senior Notes due 2021	$251,106	$251,179
Total equity	452,154	434,443

Total capital	$703,260	$685,622

Debt to capital (1)	35.7%	36.6%

Senior Notes due 2021	$251,106	$251,179
Less: unamortized premium	1,106	1,179

Principal amount of Senior Notes due 2021	250,000	250,000
Less: cash and cash equivalents	146,015	174,756

Net debt	103,985	75,244
Total equity	452,154	434,443

Net capitalization	$556,139	$509,687

Net debt to net capitalization (2)	18.7%	14.8%

(1)	Debt to capital is computed by dividing the carrying value of our Senior Notes due 2021, as reported on our consolidated balance sheets, by total capital as calculated above. The Senior Notes due 2021 were our only outstanding debt as of June 30, 2015 and December 31, 2014.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$115,565	$60,918	$182,612	$108,913
Real estate services	29,107	26,499	51,873	44,962
Amenities	6,038	5,542	13,927	12,864

Total revenues	150,710	92,959	248,412	166,739

Cost of Sales
Homebuilding	84,676	43,869	133,224	78,417
Real estate services	26,991	25,004	48,875	43,586
Amenities	6,827	6,079	13,969	12,895

Total cost of sales	118,494	74,952	196,068	134,898

Gross margin	32,216	18,007	52,344	31,841

Selling, general and administrative expenses	16,213	10,670	29,304	20,992
Interest expense	198	187	458	685
Other income, net	(99)	(63)	(195)	(428)

	16,312	10,794	29,567	21,249

Income from operations before income taxes	15,904	7,213	22,777	10,592
Income tax expense	6,187	2,974	7,103	4,634

Net income	9,717	4,239	15,674	5,958
Net loss (income) attributable to noncontrolling interests	103	99	(202)	(140)

Net income attributable to common shareholders of WCI Communities, Inc.	$9,820	$4,338	$15,472	$5,818

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)

Homebuilding revenues	$115,565	$60,918	$182,612	$108,913
Homes delivered	115,565	60,918	182,612	108,913
Land and home sites	-	-	-	-
Homebuilding gross margin	30,889	17,049	49,388	30,496
Homebuilding gross margin percentage	26.7%	28.0%	27.0%	28.0%
Homes delivered (units)	243	143	381	260
Average selling price per home delivered	$476	$426	$479	$419
New orders for homes (units) (1)	300	195	616	400
Contract values of new orders (1)	$128,610	$93,606	$269,445	$194,749
Average selling price per new order (1)	429	480	437	487
Cancellation rate (2)	8.3%	3.0%	7.5%	5.9%
Backlog (units) (3)	627	433	627	433
Backlog contract values (3)	$294,109	$229,983	$294,109	$229,983
Average selling price in backlog (3)	469	531	469	531
Active selling neighborhoods at period-end	45	28	45	28

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the reporting period.
(2)	Represents the number of orders canceled during the period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(3)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues during the three months ended June 30, 2015 were $115.6 million, an increase of $54.7 million, or 89.8%, from $60.9 million during the three months ended June 30, 2014. Such increase was primarily due to (i) a 100-unit, or 69.9%, increase in homes delivered and (ii) an 11.7% increase in the average selling price per home delivered. The increase in home deliveries was reflective of the continued ramp up in our operations. Additionally, an improved pricing environment and shifting product mix drove the increase in the average selling price per home delivered.

Total homebuilding revenues during the six months ended June 30, 2015 were $182.6 million, an increase of $73.7 million, or 67.7%, from $108.9 million during the six months ended June 30, 2014. Such increase was primarily due to (i) a 121-unit, or 46.5%, increase in homes delivered and (ii) a 14.3% increase in the average selling price per home delivered. The increase in home deliveries was reflective of the continued ramp up in our operations. Additionally, an improved pricing environment and shifting product mix drove the increase in the average selling price per home delivered.

Homebuilding gross margin during the three months ended June 30, 2015 was $30.9 million, an increase of $13.9 million, from $17.0 million during the three months ended June 30, 2014. Homebuilding gross margin as a percent of revenues decreased to 26.7% for the three months ended June 30, 2015 from 28.0% for the three months ended June 30, 2014. Such decrease was primarily due to (i) shifting product mix and (ii) an increase of 70 basis points in our home site cost of sales as a percent of homes delivered revenues that resulted from a higher percentage of deliveries during the three months ended June 30, 2015 from recent land acquisitions, which do not benefit from low book value land related to fresh start accounting (as discussed below).

Homebuilding gross margin during the six months ended June 30, 2015 was $49.4 million, an increase of $18.9 million, from $30.5 million during the six months ended June 30, 2014. Homebuilding gross margin as a percent of revenues decreased to 27.0% for the six months ended June 30, 2015 from 28.0% for the six months ended June 30, 2014. Such decrease was primarily due to an increase of 90 basis points in our home site cost of sales as a percent of homes delivered revenues that resulted from a higher percentage of deliveries during the six months ended June 30, 2015 from recent land acquisitions, which do not benefit from low book value land related to fresh start accounting.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three and six months ended June 30, 2015 and 2014 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy. During the three and six months ended June 30, 2015, approximately 70% and 71%, respectively, of our home deliveries were generated from communities that we owned in September 2009, compared to approximately 93% and 95% of our home deliveries during the three and six months ended June 30, 2014, respectively. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 17.0% and 16.3% during the three months ended June 30, 2015 and 2014, respectively. The corresponding percentages were 17.1% and 16.2% during the six months ended June 30, 2015 and 2014, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of June 30, 2015, approximately 32% of our total owned or controlled home sites, or approximately 4,300 home sites, benefited from being reset to fair value during September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will lessen in the future.

We delivered 243 homes during the three months ended June 30, 2015, an increase of 100 units, or 69.9%, from the 143 homes delivered during the three months ended June 30, 2014. The increase in deliveries during 2015 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at March 31, 2015 when compared to the backlog at March 31, 2014; and (iii) more of our neighborhoods delivering homes during 2015 as compared to 2014. The average selling price per home delivered during the three months ended June 30, 2015 was $476,000, an increase of $50,000, or 11.7%, from $426,000 during the three months ended June 30, 2014. An improved pricing environment and shifting product mix drove the increase in the average selling price per home delivered.

We delivered 381 homes during the six months ended June 30, 2015, an increase of 121 units, or 46.5%, from the 260 homes delivered during the six months ended June 30, 2014. The increase in deliveries during 2015 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2014 when compared to the backlog at December 31, 2013; and (iii) more of our neighborhoods delivering homes during 2015 as compared to 2014. The average selling price per home delivered during the six months ended June 30, 2015 was $479,000, an increase of $60,000, or 14.3%, from $419,000 during the six months ended June 30, 2014. An improved pricing environment and shifting product mix drove the increase in the average selling price per home delivered.

During the three months ended June 30, 2015, we generated 300 new orders, an increase of 105 new orders, or 53.8%, from 195 new orders during the three months ended June 30, 2014. Such increase was primarily due to (i) continued momentum within our active selling neighborhoods and (ii) an increase in our active selling neighborhood count from 28 at June 30, 2014 to 45 at June 30, 2015. Contract values of new orders during the three months ended June 30, 2015 were $128.6 million, an increase of $35.0 million, or 37.4%, from $93.6 million during the three months ended June 30, 2014, primarily due to the 105-unit increase in new order activity. During the three months ended June 30, 2015, the average selling price per unit of new orders declined to $429,000 from $480,000 during the three months ended June 30, 2014, or 10.6%, primarily due to shifting product mix resulting from the introduction of several new active adult communities during late 2014 and early 2015 along with the sell-out of one of our higher priced second-home communities during 2014.

During the six months ended June 30, 2015, we generated 616 new orders, an increase of 216 new orders, or 54.0%, from 400 new orders during the six months ended June 30, 2014. Such increase was primarily due to (i) continued momentum within our active selling neighborhoods and (ii) an increase in our active selling neighborhood count from 28 at June 30, 2014 to 45 at June 30, 2015. Contract values of new orders during the six months ended June 30, 2015 were $269.4 million, an increase of $74.7 million, or 38.4%, from $194.7 million during the six months ended June 30, 2014, primarily due to the 216-unit increase in new order activity. During the six months ended June 30, 2015, the average selling price per unit of new orders declined to $437,000 from $487,000 during the six months ended June 30, 2014, or 10.3%, primarily due to shifting product mix resulting from the introduction of several new active adult communities during late 2014 and early 2015 along with the sell-out of one of our higher priced second-home communities during 2014.

Our backlog contract value as of June 30, 2015 was $294.1 million, an increase of $64.1 million, or 27.9%, from $230.0 million as of June 30, 2014. We had 627 units in backlog as of June 30, 2015, an increase of 194 units, or 44.8%, from 433 units as of June 30, 2014. The increase in the value of our backlog as of June 30, 2015 was net of an 11.7% decline in the average selling price of our backlog units from $531,000 to $469,000. The increase in backlog units was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders. The decrease in the average selling price of our backlog units was primarily due to shifting product mix that was consistent with the new orders we generated during 2015.

Real Estate Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)

Real estate services revenues	$29,107	$26,499	$51,873	$44,962
Real estate brokerage	27,677	25,454	49,401	43,159
Title services	1,430	1,045	2,472	1,803
Real estate services gross margin	2,116	1,495	2,998	1,376
Real estate services gross margin percentage	7.3%	5.6%	5.8%	3.1%
Real estate brokerage closed home sales transactions	2,857	2,746	5,065	4,661
Real estate brokerage average home sale selling price	$320	$307	$317	$300
Title services closing transactions	823	688	1,455	1,193

Real estate services revenues during the three months ended June 30, 2015 were $29.1 million, an increase of $2.6 million, or 9.8%, from $26.5 million during the three months ended June 30, 2014. Such improvement was primarily due to an increase of 8.7% in real estate brokerage revenues that resulted from (i) a 4.2% increase in average home sale selling price and (ii) a 4.0% increase in closed home sales transactions. The increase in average home sale selling price was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate brokerage business to higher-priced home sales. The increase in closed home sales transactions was primarily due to an overall improvement in the broader housing market and the continued favorable effects from certain real estate brokerage offices that we acquired in late 2013 and early 2014. Title services revenues increased 36.8% during the three months ended June 30, 2015, primarily due to more: (i) buyers from our Homebuilding segment who elected to use our title company; (ii) captured transactions from our company-owned real estate brokerage and third-party resale transactions; and (iii) mortgage refinancing activity.

Real estate services revenues during the six months ended June 30, 2015 were $51.9 million, an increase of $6.9 million, or 15.3%, from $45.0 million during the six months ended June 30, 2014. Such improvement was primarily due to an increase of 14.5% in real estate brokerage revenues that resulted from (i) a 5.7% increase in average home sale selling price and (ii) an 8.7% increase in closed home sales transactions. The increase in average home sale selling price was generally aligned with improved pricing evidenced in the broader housing market, as well as a shifting mix in our real estate brokerage business to higher-priced home sales. The increase in closed home sales transactions was primarily due to an overall improvement in the broader housing market and the continued favorable effects from certain real estate brokerage offices that we acquired in late 2013 and early 2014. Title services revenues increased 37.1% during the six months ended June 30, 2015, primarily due to more: (i) buyers from our Homebuilding segment who elected to use our title company; (ii) captured transactions from our company-owned real estate brokerage and third-party resale transactions; and (iii) mortgage refinancing activity.

Real estate services gross margin during the three months ended June 30, 2015 was $2.1 million, an increase of $0.6 million, or 40.0%, from $1.5 million during the three months ended June 30, 2014. Such increase was primarily due to (i) the margin associated with higher 2015 revenues and (ii) a 2015 reduction in the incremental costs associated with certain real estate brokerage offices that we acquired in late 2013 and early 2014, primarily higher commission splits during the post-acquisition transitional period. Partially offsetting these items were certain incremental costs that support our growing operations. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 75.8% during the three months ended June 30, 2015, an increase of 20 basis points, from 75.6% during the three months ended June 30, 2014. Among other things, this increase was due to higher average commission splits being paid to our agents during 2015, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2014.

Real estate services gross margin during the six months ended June 30, 2015 was $3.0 million, an increase of $1.6 million, or 114.3%, from $1.4 million during the six months ended June 30, 2014. Such increase was primarily due to (i) the margin associated with higher 2015 revenues and (ii) a 2015 reduction in the incremental costs associated with certain real estate brokerage offices that we acquired in late 2013 and early 2014, primarily higher commission splits during the post-acquisition transitional period. Partially offsetting these items were certain incremental costs that support our growing operations. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 75.3% during the six months ended June 30, 2015, an increase of 40 basis points, from 74.9% during the six months ended June 30, 2014. Among other things, this increase was due to higher average commission splits being paid to our agents during 2015, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2014.

Amenities

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)

Revenues	$6,038	$5,542	$13,927	$12,864

Amenities gross margin	(789)	(537)	(42)	(31)

Amenities revenues during the three months ended June 30, 2015 were $6.0 million, an increase of $0.5 million, or 9.1%, from $5.5 million during the three months ended June 30, 2014. We generated $2.8 million of membership dues during the three months ended June 30, 2015, compared to $2.5 million during the three months ended June 30, 2014, an increase of $0.3 million. Club operating revenues were $3.1 million during the three months ended June 30, 2015, compared to $3.0 million during the three months ended June 30, 2014, an increase of $0.1 million. The increases in membership dues and club operating revenues were primarily due to a 9% increase in our membership base when comparing June 30, 2015 to June 30, 2014, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Partially offsetting the favorable impact of the increase in membership base on club operating revenues was lost revenues related to the closing of one of our golf courses during the three months ended June 30, 2015 for additional maintenance necessary to improve golf course conditions. Membership sales revenues were $0.1 million during the three months ended June 30, 2015 and such sales were nominal during the three months ended June 30, 2014.

Amenities revenues during the six months ended June 30, 2015 were $13.9 million, an increase of $1.0 million, or 7.8%, from $12.9 million during the six months ended June 30, 2014. We generated $5.6 million of membership dues during the six months ended June 30, 2015, compared to $5.1 million during the six months ended June 30, 2014, an increase of $0.5 million. Club operating revenues were $8.0 million during the six months ended June 30, 2015, compared to $7.6 million during the six months ended June 30, 2014, an increase of $0.4 million. The increases in membership dues and club operating revenues were primarily due to a 9% increase in our membership base when comparing June 30, 2015 to June 30, 2014, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Membership sales revenues were $0.3 million and $0.2 million during the six months ended June 30, 2015 and 2014, respectively.

Amenities gross margin during the three months ended June 30, 2015 was ($0.8) million, representing a decline of $0.3 million when compared to ($0.5) million during the three months ended June 30, 2014. Such decline resulted from incremental maintenance costs and lost revenues at one of our golf courses related to repairs necessary to improve golf course conditions. Partially offsetting this decline was improved margin at the balance of our clubs related to incremental revenues.

Amenities gross margin during both the six months ended June 30, 2015 and 2014 was effectively breakeven. The 2015 results were favorably impacted by higher revenues, which generated incremental gross margin; however, such improvement was offset by the effects of the closing of one of our golf courses during 2015 for additional maintenance necessary to improve golf course conditions.

Asset Impairments

During the three and six months ended June 30, 2015 and 2014, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. We continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $16.2 million during the three months ended June 30, 2015, an increase of $5.5 million, or 51.4%, from $10.7 million during the three months ended June 30, 2014. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and third-party real estate brokers, direct marketing expenses and sales office expenses, increased $2.7 million, or 62.8%, to $7.0 million during the three months ended June 30, 2015, compared to $4.3 million during the three months ended June 30, 2014. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.8% during the 2014 period to 3.9% during the 2015 period due to a higher commission rate paid to our in-house sales personnel. General and administrative expenses increased $2.8 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to: (i) additional compensation expense and related employee benefits supporting our growing operations; (ii) increases in our incentive-based compensation expense and stock-based compensation expense; and (iii) incremental costs incurred in respect of two separate secondary offerings of the common stock of WCI Communities, Inc. by certain selling stockholders pursuant to a registration rights agreement with no proceeds therefrom to the Company (the “Secondary Offerings”). As a percent of homebuilding revenues, SG&A expenses declined to 14.0% during the three months ended June 30, 2015 from 17.5% during the three months ended June 30, 2014.

SG&A expenses were $29.3 million during the six months ended June 30, 2015, an increase of $8.3 million, or 39.5%, from $21.0 million during the six months ended June 30, 2014. Sales and marketing expenses increased $4.1 million, or 51.3%, to $12.1 million during the six months ended June 30, 2015, compared to $8.0 million during the six months ended June 30, 2014. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.6% during the 2014 period to 3.9% during the 2015 period due to a higher commission rate paid to both our in-house sales personnel and independent brokers. General and administrative expenses increased $4.2 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to: (i) additional compensation expense and related employee benefits supporting our growing operations; (ii) increases in our incentive-based compensation expense and stock-based compensation expense; and (iii) incremental costs incurred in respect of the Secondary Offerings. As a percent of homebuilding revenues, SG&A expenses declined to 16.0% during the six months ended June 30, 2015 from 19.3% during the six months ended June 30, 2014.

Interest Expense

Interest expense is primarily interest incurred on our debt but not capitalized. Interest expense was $0.2 million during each of the three months ended June 30, 2015 and 2014. The corresponding amounts were $0.5 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.2 million. Such decrease was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending.

Other Income, net

Other income during each of the three months ended June 30, 2015 and 2014 was $0.1 million. The corresponding amounts were $0.2 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. Other income during 2015 and 2014 included net recoveries and reductions in certain accruals and reserves related to various matters, interest income and other miscellaneous items.

Income Taxes

Income tax expense was $6.2 million and $3.0 million during the three months ended June 30, 2015 and 2014, respectively. The corresponding amounts were $7.1 million and $4.6 million during the six months ended June 30, 2015 and 2014, respectively. After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and six months ended June 30, 2015 were 38.7% and 31.5%, respectively. The effective income tax rate during the six months ended June 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the six months ended June 30, 2015. Our effective income tax rates during the three and six months ended June 30, 2014 were 40.7% and 44.3%, respectively. Such rates were higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset during the six months ended June 30, 2014 by a $0.7 million net reduction in the Company’s deferred tax asset valuation allowances.

As of June 30, 2015, we had a deferred tax asset of $103.6 million, which was net of a valuation allowance of $70.7 million. As a result of changes in ownership under Section 382 (“Section 382”) of the Code, including a potential ownership change under Section 382 that we believe may have occurred during July 2015, some of the net operating loss carryforwards underlying our deferred tax assets may be subject to certain limitations. Moreover, a change in ownership under Section 382, which may occur in the future, would place additional limitations on our ability to use net operating loss carryforwards that are not currently subject to limitations. For further discussion of certain risks related to the Company’s income taxes, see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Also, see Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

  Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, accessing the debt and equity capital markets and independently obtaining surety bonds and letters of credit to finance our projects and provide financial guarantees. Our principal uses of capital are home construction, land acquisition and development and operating expenses. Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, sales of amenities memberships and related annual dues and club operations. We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the six months ended June 30, 2015, we generated cash by delivering 381 homes, spent $3.2 million to purchase home sites, invested $38.5 million on land development and started construction of 557 homes. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on land development, as we expect to purchase more undeveloped land and partially finished home sites.

We exercise strict controls, including those related to cash outlays for land and real estate inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors, depending on the size of the investment. As of June 30, 2015, we had $146.0 million of cash and cash equivalents, a $28.8 million decrease from December 31, 2014, primarily as a result of our continued investment in real estate inventories, partially offset by the cash flow generated by the homes delivered during the six months ended June 30, 2015. The net increase in our real estate inventories of $62.6 million during the six months ended June 30, 2015 was primarily due to land acquisitions, land development and home construction spending within our communities, partially offset by homebuilding cost of sales. We intend to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to acquire and develop strategic and well-positioned home sites that represent opportunities to generate desired margins, as well as for other operating purposes.

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

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the twelve months ending June 30, 2016 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). However, to a large extent, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

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

Revolving Credit Arrangements

During August 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. The commitment under such revolving credit facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. As of July 29, 2015, there were no amounts drawn on the revolving credit facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”). During its initial 36 months, the loan is structured as a revolving credit facility. During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly. During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time. Each outstanding letter of credit will correspondingly reduce the availability under the revolving credit facility. As of July 29, 2015, there were no amounts drawn on the Stonegate Loan; however, $1.7 million of letters of credit have been issued thereunder on such date, limiting the borrowing capacity to $8.3 million.

For a detailed description of our revolving credit arrangements, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of June 30, 2015, we had $1.7 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $43.4 million as of June 30, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of June 30, 2015 was $19.6 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations. Information about risk factors that have the potential to affect us is contained under the captions “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

	Six Months Ended June 30,
	2015	2014

	(in thousands)

Sources (uses) of cash and cash equivalents:
Net cash used in operating activities	$(27,878)	$(82,122)
Net cash used in investing activities	(807)	(1,801)
Net cash provided by (used in) financing activities	(56)	72,113

Net decrease in cash and cash equivalents	(28,741)	(11,810)
Cash and cash equivalents at the beginning of the period	174,756	213,352

Cash and cash equivalents at the end of the period	$146,015	$201,542

During the six months ended June 30, 2015 and 2014, net cash used in operating activities was $27.9 million and $82.1 million, respectively. The $54.2 million decrease in net cash used in operating activities during 2015 was primarily due to (i) a $42.8 million decrease in real estate inventories activity and (ii) a $12.8 million improvement in net income during the six months ended June 30, 2015 after giving effect to certain non-cash adjustments. Such items were partially offset by a $1.4 million net unfavorable change in other assets and liabilities. The decrease in real estate inventories activity included (i) a year-over-year reduction in expenditures for land acquisitions ($69.8 million) and (ii) higher homebuilding cost of sales during 2015, which were partially offset by increased year-over-year expenditures for land development ($14.6 million) and home construction ($60.7 million).

Net cash used in investing activities during the six months ended June 30, 2015 and 2014 was $0.8 million and $1.8 million, respectively. Additions to property and equipment were the Company’s only investing activity during both such periods.

Net cash used in financing activities during the six months ended June 30, 2015 was $0.1 million, compared to net cash provided by financing activities of $72.1 million during the six months ended June 30, 2014. Net cash used in financing activities during 2015 consisted solely of a distribution to noncontrolling interests in one of the Company’s joint ventures. Net cash provided by financing activities during 2014 consisted of proceeds of (i) $52.5 million from our issuance of Senior Notes due 2021 ($50.0 million in aggregate principal amount at an issue price of 102.5%, plus accrued interest of $1.3 million paid to us by the initial holder of such notes) and (ii) $21.7 million that we received from the sale of certain community development district bonds held by the Company. Those cash receipts were partially offset by: (i) payments of $0.9 million for debt issuance costs; (ii) payments of $0.9 million on community development district obligations; (iii) payments of $0.2 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2014; and (iv) a distribution of $0.1 million to noncontrolling interests in one of the Company’s joint ventures.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risk associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2015, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $83.7 million, which controlled approximately 5,200 planned home sites. As of such date, we had made non-refundable deposits aggregating $1.1 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

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

During the six months ended June 30, 2015, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of the 2014 Form 10-K, other than a net increase of $24.1 million in our land purchase contracts, net of deposits and other related payments, to $83.7 million. Subsequent to June 30, 2015, we extended the lease for our corporate headquarters in Bonita Springs, Florida to February 28, 2019. The corresponding lease amendment has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Due to the complex analyses required under of each of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which are discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on July 9, 2015, the Financial Accounting Standards Board (the “FASB”) approved a delay of the new revenue standard’s effective date by one year. Early adoption of ASU 2014-09 was not initially permitted by public entities; however, the FASB’s actions on July 9, 2015 will now provide for early adoption by such entities but not before the original effective date of the new revenue standard. Public entities are required to adopt ASU 2015-02 during annual reporting periods beginning after December 15, 2015 and interim reporting periods within those years. Early adoption of ASU 2015-02 is permitted. Moreover, the adoption of each of Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, and Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which are also discussed at Note 1 to the aforementioned unaudited consolidated financial statements, are not expected to have a material effect on our consolidated financial statements or any related disclosures.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case, the negative of such terms and other variations or comparable terminology. These forward-looking statements include matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: a slowing or reversal of the recovery of the housing market, either on a national level or in Florida; changing local and economic conditions and the cyclical nature of the homebuilding industry; our geographic concentration in Florida; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding operating segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; maintaining and/or increasing our profitability in the future; our potential re-entry into the tower business and the related risks associated with tower construction, market conditions and the fluctuation in our quarterly operating results; risks associated with our use of subcontractors; the costs of complying with laws and regulations, including environmental laws, that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow growth” or “no growth” initiatives in areas where we operate; substantial increases in mortgage interest rates or the unavailability of mortgage financing; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in business partnerships and joint ventures; tax law and interest rate changes that could make home ownership more expensive or less attractive; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; risks associated with employing independent contractors in our real estate brokerage business; changes in laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; claims arising out of our bankruptcy proceedings; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; litigation, defense costs and potentially significant judgments against us; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures, data security breaches and other similar adverse events; shortages of, or cost increases in, utilities or natural resources; geopolitical risks and market disruption; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; any downgrade of our credit rating by a rating agency; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased resource requirements and costs associated with being a public company subsequent to the initial public offering of our common stock in July 2013; any failure to maintain effective internal control over financial reporting in the future in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our stockholders; our intention not to pay dividends in the foreseeable future; and any unfavorable reports about the Company or our industry that are published by securities analysts.

Other important risk factors that could affect the ultimate outcome of the matters discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q and that could materially adversely affect our business, financial condition, results of operations and/or cash flows in the future are discussed under the caption “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K and elsewhere therein, as well as “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Shareholders, investors and other interested parties should be aware that the risk factors described herein may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or cash flows in the future.

We undertake no obligation to publicly update any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Shareholders, investors and other interested parties should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the risks and uncertainties mentioned above, as well as those in the 2014 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2015, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of the 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part II of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

Item 1. Legal Proceedings

On August 4, 2008, our predecessor company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware in Wilmington (the ‘‘Bankruptcy Court’’). The Chapter 11 cases are referred to herein as the “Chapter 11 Cases.” The Debtors’ second amended joint plan of reorganization (the “Plan”) was declared effective on September 3, 2009 and the Debtors emerged from bankruptcy on that date. WCI is responsible for satisfying only those claims against the Debtors as specified in the Plan and the related confirmation order. However, WCI and certain of its subsidiaries have been subject to actions for certain alleged acts, omissions, transactions or other activities of certain of the Debtors that occurred or came into existence prior to September 3, 2009, including the action that is described below.

The Lesina at Hammock Bay Condominium Association, Inc. (the “Lesina Association”) administers and manages a luxury condominium tower in Collier County, Florida, which was built and developed by one of the Debtors. The Lesina Association originally filed a proof of claim in the Chapter 11 Cases on February 2, 2009 in an unliquidated amount. On April 11, 2012, the Lesina Association filed a motion in the Bankruptcy Court requesting a declaration from the Bankruptcy Court that its claims arose after September 3, 2009 and that the Lesina Association is therefore entitled to commence a state court action for warranty claims against WCI. WCI opposed this motion. During May 2013, the Bankruptcy Court granted the Lesina Association’s motion and determined that the Plan does not bar the Lesina Association from pursuing its statutory warranty claims and assessment claims against WCI. During May 2013, WCI filed a Notice of Appeal of the decision with the U.S. District Court for the District of Delaware and, in July 2013, the Lesina Association filed its state court action in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida. In addition to WCI, the general contractor, architect and several subcontractors were named as defendants in the lawsuit. At a mediation held on July 20, 2015, the parties reached a settlement agreement that, among other things, provided for: (i) a release of all claims; (ii) the dismissal of each of the Lesina Association’s lawsuit and WCI’s appeal in the bankruptcy proceedings; and (iii) a payment by the defendants to the Lesina Association. The portion of the payment that WCI is obligated to pay is immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors that we previously disclosed in “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on February 25, 2015.

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

Under federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. State NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for a period of time ranging from 5 to 20 years from the year in which the losses were generated, depending on the state, after which time they will expire. Moreover, the rate at which we can utilize our federal NOL carryforwards is also limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). A Section 382 ownership change generally occurs if one or more shareholders who are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards equal to the product of the total value of an entity’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect at the time of the ownership change. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions.

Prior to 2015, we experienced ownership changes affecting our current federal and state NOL carryforwards. Additionally, on July 13, 2015, WCI completed the registered public offering of its common stock (the “Offering”) by entities affiliated with Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”) wherein the Selling Stockholders sold 3,250,000 shares of WCI’s common stock. The Selling Stockholders also granted the participating underwriters a 30-day option to purchase up to an additional 487,500 shares of WCI’s common stock. On July 24, 2015, the underwriters exercised their option and purchased all of the available shares thereunder. WCI did not sell any shares in the Offering or receive any portion of the proceeds therefrom, nor did it receive any proceeds when the underwriters exercised their option to purchase additional shares. We believe that the Offering may have triggered an ownership change that creates limitations under Section 382 and corresponding state law. While this potential ownership change under Section 382 may impact the amount by which we can utilize our federal and state NOLs to offset taxable income in any particular year, we currently do not expect that such limitations, if any, will impact our ability to ultimately utilize the NOLs over time.

Notwithstanding our preliminary assessments regarding the potential tax implications of the Offering, existing and future limitations under Section 382 and other similar state laws and our inability to generate enough taxable income in the future could result in a substantial portion of our federal and state NOL carryforwards expiring before they are used and, therefore, could reduce the value of our deferred tax assets. If our future results of operations are less than projected or if the timing and jurisdiction of our future taxable income varies from our estimates, an increase in the Company’s deferred tax asset valuation allowance may be required at that time, thereby resulting in an increase in the Company’s income tax provision for financial reporting purposes. Furthermore, our expectations for the use of our deferred tax assets are based on numerous assumptions and we can give no assurances that these assumptions will be accurate.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Sixth Amendment to Lease Agreement, dated July 23, 2015, by and between Walden Center LP and WCI Communities, LLC					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: July 29, 2015	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: July 29, 2015	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2015	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)