Form 10-Q
period 2015-09-30
WCI Communities, Inc.
filed 2015-10-28
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Common shares outstanding as of October 28, 2015: 26,099,057

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$149,383	$174,756
Restricted cash	15,458	12,125
Notes and accounts receivable	5,258	5,637
Real estate inventories	527,120	449,249
Property and equipment, net	25,496	25,021
Other assets	25,188	20,179
Deferred tax assets, net of valuation allowances	97,383	110,823
Goodwill	7,520	7,520

Total assets	$852,806	$805,310

Liabilities and Equity
Accounts payable	$31,521	$20,040
Accrued expenses and other liabilities	66,627	68,986
Customer deposits	40,487	30,662
Senior notes, including unamortized premiums of $1,069 and $1,179 at September 30, 2015 and December 31, 2014, respectively	251,069	251,179

Total liabilities	389,704	370,867

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,877,975 shares issued and 25,829,608 shares outstanding at September 30, 2015; 25,850,484 shares issued and 25,806,706 shares outstanding at December 31, 2014	259	259
Additional paid-in capital	305,330	302,111
Retained earnings	156,236	130,581
Treasury stock, at cost, 48,367 shares and 43,778 shares at September 30, 2015 and December 31, 2014, respectively	(607)	(505)

Total WCI Communities, Inc. shareholders’ equity	461,218	432,446
Noncontrolling interests in consolidated joint ventures	1,884	1,997

Total equity	463,102	434,443

Total liabilities and equity	$852,806	$805,310

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$120,509	$62,381	$303,121	$171,294
Real estate services	24,998	22,886	76,871	67,848
Amenities	4,681	4,393	18,608	17,257

Total revenues	150,188	89,660	398,600	256,399

Cost of Sales
Homebuilding	88,049	45,937	221,273	124,354
Real estate services	24,048	22,455	72,923	66,041
Amenities	6,052	5,570	20,021	18,465

Total cost of sales	118,149	73,962	314,217	208,860

Gross margin	32,039	15,698	84,383	47,539

Selling, general and administrative expenses	16,024	11,034	45,328	32,026
Interest expense	200	191	658	876
Other income, net	(398)	(107)	(593)	(535)

	15,826	11,118	45,393	32,367

Income from operations before income taxes	16,213	4,580	38,990	15,172
Income tax expense	6,289	1,703	13,392	6,337

Net income	9,924	2,877	25,598	8,835
Net loss attributable to noncontrolling interests	259	263	57	123

Net income attributable to common shareholders of WCI Communities, Inc.	$10,183	$3,140	$25,655	$8,958

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.39	$0.12	$0.98	$0.34

Diluted	$0.38	$0.12	$0.97	$0.34

Weighted average number of shares of common stock outstanding:
Basic	26,201	26,020	26,189	26,018

Diluted	26,494	26,307	26,442	26,272

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2015 and 2014

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2015	-	$-	25,850	$259	$302,111	$130,581	$(505)	$1,997	$434,443

Net income (loss)	-	-	-	-	-	25,655	-	(57)	25,598
Stock-based compensation expense	-	-	-	-	3,156	-	-	-	3,156
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	28	-	63	-	-	-	63
Purchases of treasury stock	-	-	-	-	-	-	(102)	-	(102)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(56)	(56)

Balance at September 30, 2015	-	$-	25,878	$259	$305,330	$156,236	$(607)	$1,884	$463,102

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2014	-	$-	25,795	$258	$298,530	$108,984	$(196)	$2,288	$409,864

Net income (loss)	-	-	-	-	-	8,958	-	(123)	8,835
Stock-based compensation expense	-	-	-	-	2,541	-	-	-	2,541
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	30	-	38	-	-	-	38
Purchases of treasury stock	-	-	-	-	-	-	(178)	-	(178)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(78)	(78)

Balance at September 30, 2014	-	$-	25,825	$258	$301,109	$117,942	$(374)	$2,087	$421,022

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$25,598	$8,835
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	690	619
Amortization of debt premium	(110)	(35)
Depreciation	2,234	1,910
Recovery of bad debts	(117)	(2)
Loss on disposition of property and equipment	65	-
Deferred income tax expense	13,503	6,720
Stock-based compensation expense	3,156	2,541
Changes in assets and liabilities:
Restricted cash	(3,333)	(3,861)
Notes and accounts receivable	496	2,362
Real estate inventories	(79,313)	(141,285)
Other assets	(5,676)	(1,287)
Accounts payable and other liabilities	9,867	(4,974)
Customer deposits	9,825	16,496
Equity compensation excess income tax benefits	(63)	-

Net cash used in operating activities	(23,178)	(111,961)

Investing activities
Additions to property and equipment	(2,100)	(2,465)

Net cash used in investing activities	(2,100)	(2,465)

Financing activities
Proceeds from the issuance of senior notes	-	51,250
Payments of debt issuance costs	-	(1,116)
Proceeds from the sale of community development district bonds	-	21,673
Payments of community development district obligations	-	(936)
Purchases of treasury stock	(102)	(178)
Distributions to noncontrolling interests	(56)	(78)
Equity compensation excess income tax benefits	63	-

Net cash provided by (used in) financing activities	(95)	70,615

Net decrease in cash and cash equivalents	(25,373)	(43,811)
Cash and cash equivalents at the beginning of the period	174,756	213,352

Cash and cash equivalents at the end of the period	$149,383	$169,541

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

1.	Description of the Business and Summary of Significant Accounting Policies

WCI Communities, Inc. is a lifestyle community developer and luxury homebuilder in several of Florida’s coastal markets. Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in these notes to unaudited consolidated financial statements refer to WCI Communities, Inc. and its subsidiaries. Our business is organized into three operating segments: homebuilding, real estate services and amenities. Our homebuilding operations design, sell and build single- and multi-family homes, including luxury high-rise tower units, targeting move-up, second-home and active adult buyers. Our real estate services businesses include real estate brokerage and title services. Our amenities operations own and/or operate golf courses and country clubs, marinas and resort-style amenity facilities within certain of our communities.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months primarily because (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of real estate services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Among other things, ASU 2014-09 outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate, etc.). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. ASU 2014-09 also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on August 12, 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which delayed the new revenue standard’s effective date by one year. An entity may adopt ASU 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09. Early adoption of ASU 2014-09 was not initially permitted by public entities; however, ASU 2015-14 provides for early adoption by such entities but not before the original effective date of the new revenue standard. Due to the complex analyses required under ASU 2014-09, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply.

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

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Among other things, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in an entity’s balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with the presentation of debt discounts. Public entities are required to adopt ASU 2015-03 during annual reporting periods beginning after December 15, 2015 and interim reporting periods within those years. ASU 2015-03 must be applied retrospectively to all prior periods presented in the financial statements. Early adoption of ASU 2015-03 is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements or any related disclosures. As a corollary to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. This methodology is consistent with the Company’s historical treatment of such costs.

2.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	September 30,	December 31,
	2015	2014

	(in thousands)

Land and land improvements held for development	$314,908	$310,499
Work in progress	129,496	94,078
Completed inventories	75,088	37,421
Investments in amenities	7,628	7,251

Total real estate inventories	$527,120	$449,249

Work in progress includes homes and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. During July 2015, the Company closed on its last remaining held for sale land parcel for $1.2 million, resulting in a gain of $0.4 million, which was recognized in homebuilding gross margin in the accompanying unaudited consolidated statements of operations during the three and nine months ended September 30, 2015.

As of both September 30, 2015 and December 31, 2014, single- and multi-family inventories represented approximately 94% of total real estate inventories. Moreover, as of both September 30, 2015 and December 31, 2014, tower inventories, which consisted primarily of land and land improvements, represented approximately 4% of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)

Capitalized interest at the beginning of the period	$29,328	$20,066	$24,856	$15,443
Interest incurred	4,622	4,602	13,916	12,177
Interest expensed	(200)	(191)	(658)	(876)
Interest charged to homebuilding segment cost of sales	(3,061)	(1,386)	(7,425)	(3,653)

Capitalized interest at the end of the period	$30,689	$23,091	$30,689	$23,091

3.	Property and Equipment

Property and equipment is summarized in the table below.

	Estimated Useful Life (In Years)	September 30, 2015	December 31, 2014

		(in thousands)

Land and land improvements	10 to 15	$14,371	$14,106
Buildings and improvements	5 to 40	16,468	16,062
Furniture, fixtures and equipment	3 to 7	8,464	7,370

Property and equipment, gross		39,303	37,538
Accumulated depreciation		(13,807)	(12,517)

Property and equipment, net		$25,496	$25,021

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $22.7 million and $21.6 million as of September 30, 2015 and December 31, 2014, respectively.

4.	Other Assets

Other assets are summarized in the table below.

	September 30,	December 31,
	2015	2014

	(in thousands)

Prepaid expenses	$7,642	$6,292
Debt issuance costs	5,268	5,955
Cash held by community development districts (Note 6)	2,896	2,875
Land acquisition deposits	3,594	740
Prepaid and recoverable income taxes, net	847	646
Other	4,941	3,671

Total other assets	$25,188	$20,179

See above under “Recently Issued Accounting Pronouncements” for certain accounting guidance regarding the presentation of debt issuance costs that the Company is required to adopt during the year ending December 31, 2016 and interim reporting periods during that year.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	September 30,	December 31,
	2015	2014

	(in thousands)

Community development district obligations (Note 6)	$38,296	$39,965
Deferred revenue and income	5,558	8,192
Accrued interest	2,259	6,564
Accrued compensation and employee benefits	5,757	5,692
Warranty reserves	2,920	1,888
Accrued property taxes	3,690	-
Other	8,147	6,685

Total accrued expenses and other liabilities	$66,627	$68,986

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)

Warranty reserves at the beginning of the period	$2,464	$1,414	$1,888	$1,558
Additions to reserves for new home deliveries	612	319	1,544	874
Payments for warranty costs	(156)	(74)	(401)	(289)
Adjustments to prior year warranty reserves	-	(187)	(111)	(671)

Warranty reserves at the end of the period	$2,920	$1,472	$2,920	$1,472

During the three months ended September 30, 2015 and 2014, the Company recorded net warranty expense of $0.6 million and $0.1 million, respectively, in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. The corresponding net warranty expense for the nine months ended September 30, 2015 and 2014 was $1.4 million and $0.2 million, respectively. Adjustments to prior year warranty reserves related to changes in our anticipated warranty payments on previously delivered homes. During the three and nine months ended September 30, 2014, favorable warranty experience in certain neighborhoods led us to reduce our warranty reserves on homes where the warranty had expired and on homes still under warranty in such neighborhoods.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $60.2 million and $68.4 million as of September 30, 2015 and December 31, 2014, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of September 30, 2015 mature at various times during the years 2018 through 2039. As of September 30, 2015 and December 31, 2014, we recorded CDD bond obligations of $38.3 million and $40.0 million, respectively, net of debt discounts of $2.0 million and $2.4 million, respectively, which represented the estimated amount of both “A” and “B” bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $3.2 million as of both September 30, 2015 and December 31, 2014. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.9 million as of both September 30, 2015 and December 31, 2014 and was included in other assets on the accompanying consolidated balance sheets (Note 4). As of September 30, 2015 and December 31, 2014, cash related to the “B” bonds, which has a right of setoff, was $0.3 million and $0.4 million, respectively, and was recorded as a reduction of our CDD bond obligations.

During April 2014, we sold $23.6 million of CDD bonds held that related to property that we own and received proceeds, including accrued and unpaid interest, of $22.7 million. As a result, the Company’s CDD obligations increased by $21.7 million during the nine months ended September 30, 2014, which represented our discounted proportionate share of the CDD bonds.

7.	Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 10 to the audited consolidated financial statements in the 2014 Form 10-K.

Senior Notes.  During August 2013, the Company completed the issuance of its 6.875% Senior Notes due 2021 in the aggregate principal amount of $200.0 million (the “Original 2021 Notes”) at an issue price of 100.0%. One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the Original 2021 Notes when they were first issued by us and those entities subsequently sold their notes during March 2014. During June 2014, the Company completed the issuance of additional 6.875% Senior Notes due 2021 in the aggregate principal amount of $50.0 million (the “Supplemental 2021 Notes”) at an issue price of 102.5%, plus accrued and unpaid interest from February 15, 2014 to June 26, 2014. As of both September 30, 2015 and December 31, 2014, the Original 2021 Notes and the Supplemental 2021 Notes (collectively, the “2021 Notes”) were the Company’s only outstanding debt obligations.

The Supplemental 2021 Notes were issued as additional securities under an indenture, dated as of August 7, 2013, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee, governing the Original 2021 Notes (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”). The Original 2021 Notes and the Supplemental 2021 Notes are treated as a single series of notes and now have the exact same terms and conditions. The net proceeds from the offering of the Supplemental 2021 Notes (the “Supplemental 2021 Notes Offering”), excluding accrued interest of $1.3 million paid to the Company by the initial holder of the Supplemental 2021 Notes, were $50.4 million after deducting fees and expenses payable by us. We used the net proceeds from the Supplemental 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

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

Revolving Credit Arrangements.  During August 2013, the Company entered into a four-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), providing for a revolving line of credit of up to $75.0 million. The commitment under the Revolving Credit Facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. In addition, a portion of the Revolving Credit Facility is available for the issuance of letters of credit. The Company has never borrowed under the Revolving Credit Facility. As of October 28, 2015, there were no limitations on the Company’s borrowing capacity under the Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. During its initial 36 months, the loan is structured as a revolving credit facility whereby the WCI Parties may borrow and repay advances up to $10.0 million and have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time. The WCI Parties have never borrowed under this credit facility; however, $1.6 million of letters of credit have been issued thereunder as of October 28, 2015, limiting the borrowing capacity on such date to $8.4 million. We are currently discussing a loan modification with representatives from the bank; however, there can be no assurances that such discussions will be successful or ultimately result in an amended loan agreement.

Other.  As of September 30, 2015, we were in compliance with all of the covenants contained in our debt agreements.

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

	September 30, 2015		December 31, 2014

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)
Senior Notes due 2021	$251,069	$261,250	$251,179	$251,875
Community development district obligations	38,296	42,168	39,965	44,010

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

During the nine months ended September 30, 2015 and 2014, there were no nonfinancial assets written down to fair value as the result of an impairment charge. However, in the event that real estate market conditions or the Company’s operations were to deteriorate in the future, long-lived asset impairment charges may be necessary and they could be significant. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, this action may potentially lead to the recording of impairment charges on those assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

	(in thousands)
Federal	$5,691	$1,830	$12,270	$5,769
State	598	(127)	1,122	568

Income tax expense	$6,289	$1,703	$13,392	$6,337

After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and nine months ended September 30, 2015 were 38.2% and 34.3%, respectively. The effective income tax rate during the nine months ended September 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue

Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the nine months ended September 30, 2015 and a corresponding increase of $0.07 in our diluted earnings per share.

Our effective income tax rates during the three and nine months ended September 30, 2014 were 35.2% and 41.4%, respectively. The effective rate for the three months ended September 30, 2014 was favorably impacted by the recognition of a $0.4 million state tax refund receivable pertaining to a prior period. The effective rate for the nine months ended September 30, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.7 million net reduction in the Company’s deferred tax asset valuation allowances and the aforementioned state tax refund receivable.

The Company had no unrecognized income tax benefits at either September 30, 2015 or December 31, 2014.

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

As of September 30, 2015, the Company had a deferred tax asset of $97.4 million, which was net of a valuation allowance of $70.7 million. Such valuation allowance primarily relates to (i) limitations under Section 382 (“Section 382”) of the Code and similar state limitations for federal and Florida income and franchise tax purposes and (ii) certain states other than Florida where the more-likely-than-not realization threshold criteria has not been met. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

The rate at which we can utilize our federal NOL carryforwards is limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under Section 382. A Section 382 ownership change generally occurs if one or more shareholders who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards equal to the product of the total value of an entity’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect at the time of the ownership change. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions.

Prior to 2015, we experienced ownership changes affecting our current federal and state NOL carryforwards. Additionally, on July 13, 2015, WCI Communities, Inc. (“WCI”) completed the registered public offering of its common stock (the “Offering”) by entities affiliated with Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”) wherein the Selling Stockholders sold 3,250,000 shares of WCI’s common stock. The Selling Stockholders also granted the participating underwriters a 30-day option to purchase up to an additional 487,500 shares of WCI’s common stock. On July 24, 2015, the underwriters exercised their option and purchased all of the available shares thereunder. WCI did not sell any shares in the Offering or receive any portion of the proceeds therefrom, nor did it receive any proceeds when the underwriters exercised their option to purchase additional shares. As a result of the Offering, we underwent an ownership change and are now subject to certain new annual limitations under Section 382 and corresponding state law. While such limitations may impact the amount by which we can utilize our federal and state NOLs to offset taxable income in any particular year, we currently do not expect that they will impact our ability to ultimately utilize the NOLs over time.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of September 30, 2015, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $48.7 million as of September 30, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of September 30, 2015 was $27.8 million, primarily based on development remaining to be completed.

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

We may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business, including amounts settled at association turnovers.

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida. As the noncontrolling interest has substantive participating rights relating to operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method. Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced the carrying value of our investment to zero. As of September 30, 2015 and December 31, 2014, the carrying value of our investment in such joint venture was less than our ownership share of the capital on the partnership’s books by $1.8 million and $2.6 million, respectively. In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership operations in the future. We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Basic earnings (loss) per share is computed based on the weighted average number of outstanding common shares. Diluted earnings (loss) per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents using the treasury stock method. The table below sets forth the computations of basic and diluted earnings per share attributable to the common shareholders of WCI Communities, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

	(in thousands, except per share amounts)
Net income	$9,924	$2,877	$25,598	$8,835
Net loss attributable to noncontrolling interests	259	263	57	123

Net income attributable to common shareholders of WCI Communities, Inc.	$10,183	$3,140	$25,655	$8,958

Basic weighted average shares outstanding	26,201	26,020	26,189	26,018
Effect of dilutive securities:
Stock-based compensation arrangements	293	287	253	254

Diluted weighted average shares outstanding	26,494	26,307	26,442	26,272

Earnings per share of WCI Communities, Inc.:
Basic	$0.39	$0.12	$0.98	$0.34

Diluted	$0.38	$0.12	$0.97	$0.34

12.	Segment Reporting

As defined in ASC 280, Segment Reporting, our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments consist of: (i) Homebuilding; (ii) Real Estate Services; and (iii) Amenities.

During the three and nine months ended September 30, 2015 and 2014, all of the revenues of our reportable segments were generated by our Florida operations. As of September 30, 2015 and December 31, 2014, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

Operations of our Homebuilding segment primarily include the construction and sale of single- and multi-family homes, including luxury high-rise tower units. The results of operations for the Homebuilding segment consist of revenues generated from the delivery of homes and land and home site sales, less the cost of home construction, land and land development costs, asset impairments (if any) and selling, general and administrative expenses incurred by the segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

	(in thousands)
Revenues
Homebuilding	$120,509	$62,381	$303,121	$171,294
Real Estate Services	24,998	22,886	76,871	67,848
Amenities	4,681	4,393	18,608	17,257

Total revenues	$150,188	$89,660	$398,600	$256,399

Operating earnings (loss)
Homebuilding	$16,436	$5,410	$36,520	$14,914
Real Estate Services	950	431	3,948	1,807
Amenities	(1,371)	(1,177)	(1,413)	(1,208)
Interest expense	(200)	(191)	(658)	(876)
Other income, net	398	107	593	535

Income from operations before income taxes	$16,213	$4,580	$38,990	$15,172

	September 30,	December 31,
	2015	2014

	(in thousands)
Assets
Homebuilding	$538,931	$457,093
Real Estate Services	15,441	16,971
Amenities	43,337	41,302
Corporate and unallocated (1)	255,097	289,944

Total assets	$852,806	$805,310

(1)	Corporate and unallocated primarily consists of cash and cash equivalents, deferred tax assets and other corporate items that are not otherwise allocated to an individual reporting segment.

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

During the nine months ended September 30, 2015, we continued to benefit from the positive momentum in the Florida housing market, which has been largely driven by attractive home affordability, low levels of home inventory in many of the markets that we serve, historically low mortgage rates, increasing consumer confidence levels, favorable demographics and an overall improvement in the economy. We continue to experience year-over-year improvement in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in increases in home deliveries during each of the three and nine months ended September 30, 2015 when compared to the same periods during the prior year.

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating favorable trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national levels; and (v) the new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity position us to take advantage of the improving Florida economy and housing market through the increasing scale of our existing land holdings and future acquisitions.

Opportunities to purchase land in desirable locations at reasonable prices are becoming increasingly more limited and competitive. However, during the period from January 1, 2014 to September 30, 2015, we acquired approximately 2,100 home sites for $106.6 million. As of September 30, 2015, we owned or controlled approximately 14,400 home sites of which approximately 8,000 were owned and 6,400 were controlled by us. Outstanding land purchase contracts as of October 28, 2015 totaled approximately 6,500 home sites in 33 planned neighborhoods, situated in ten master-planned communities throughout Florida, for an aggregate purchase price of $129.1 million. Deposits related to these outstanding purchase contracts consisted of $2.7 million that are non-refundable and $0.9 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

During the three months ended September 30, 2015, we began converting reservations to contracts in a 75-unit luxury high-rise tower in Bonita Springs, Florida that we have been marketing during 2015. Initial site clearing and commencement of the building foundation were in progress as of September 30, 2015. At that date, we had recorded 12 new orders with an aggregate contract value of $19.6 million, or an average selling price per unit of $1,635,000. We continue to convert existing reservations to contracts and are expanding our marketing efforts in advance of the upcoming sales season.

During the nine months ended September 30, 2015, our two principal stockholders, Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”), sold certain of their shares of the common stock of WCI Communities, Inc. As a result, pursuant to stockholders agreements with those parties, each of the Selling Stockholders is now entitled to nominate only one director to our board of directors and each board committee (subject to applicable independence requirements of each committee). Before the 2015 stock sales, each Selling Stockholder had the right to nominate two directors to our board of directors and one director to each board committee (subject to applicable independence requirements of each committee).

Summary Company Operating Results

We continued to experience solid operating and financial performance during the three months ended September 30, 2015, including an increase in total revenues to $150.2 million, or 67.4%, compared to $89.7 million during the three months ended September 30, 2014. Such increase was primarily due to a 93.1% improvement in our Homebuilding segment revenues, which was driven by a 76.7% increase in home deliveries and an 8.2% increase in the average selling price per home delivered. Additionally, year-over-year revenues from our Real Estate Services and Amenities segments grew 9.2% and 6.8%, respectively. Consolidated gross margin during the three months ended September 30, 2015 and 2014 was $32.0 million and $15.7 million, respectively. The gross margin increase of $16.3 million during the three months ended September 30, 2015 included (i) improvement of $16.1 million in our Homebuilding segment, which was primarily due to an increase in homes delivered, an increase in the average selling price per home delivered and gross margin improvement of 50 basis points related to shifting product mix, and (ii) improvement of $0.5 million in our Real Estate Services segment. Such increases were partially offset by a nominal decline in our Amenities segment gross margin.

Our income from operations before income taxes was $16.2 million and $4.6 million during the three months ended September 30, 2015 and 2014, respectively, an increase of $11.6 million, or 252.2%. This year-over-year change in operating results included the abovementioned net improvement in consolidated gross margin, partially offset by an increase in certain selling, general and administrative expenses, including compensation and benefits, commissions from more homes delivered during the three months ended September 30, 2015 and direct marketing and sales office expenses as a result of our increased neighborhood count.

Net income attributable to common shareholders of WCI Communities, Inc. was $10.2 million and $3.1 million during the three months ended September 30, 2015 and 2014, respectively. This year-over-year increase was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, partially offset by an increase in income tax expense of $4.6 million during the three months ended September 30, 2015 to $6.3 million, compared to $1.7 million during the three months ended September 30, 2014. See Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

As of September 30, 2015, our cash and cash equivalents were $149.4 million, a decrease of $25.4 million from $174.8 million as of December 31, 2014. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the nine months ended September 30, 2015. The net increase in our real estate inventories of $79.3 million during the nine months ended September 30, 2015 was primarily due to land acquisitions, land development and home construction spending within our communities, partially offset by homebuilding cost of sales. As of September 30, 2015, our net debt to net capitalization was 17.8%. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to the most directly comparable GAAP (as such term is defined below) measure in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Due to continued improvement in the Florida housing market and growth in our active selling neighborhoods, new orders increased to 277 homes during the three months ended September 30, 2015, an increase of 105 homes, or 61.0%, from 172 homes during the three months ended September 30, 2014. As of September 30, 2015, the value of our backlog was $300.5 million, an increase of $48.2 million, or 19.1%, from $252.3 million as of September 30, 2014. We had 646 homes in backlog as of September 30, 2015, an increase of 187 homes, or 40.7%, from 459 homes as of September 30, 2014. The growth in backlog units was primarily due to a 2015 increase in new orders. The increase in the value of our backlog as of September 30, 2015 was net of a 15.5% decline in the average selling price of our backlog units to $465,000, which resulted from a shift in product mix of our new orders during 2015 to lower-priced homes in active adult communities. Partially offsetting such 2015 decline in the average selling price per unit were 12 tower backlog units that had an aggregate contract value of $19.6 million, or an average selling price per unit of $1,635,000. During the three months ended September 30, 2015, our cancellation rate as a percent of gross new orders was 5.8% and our all-cash buyers as a percent of total homebuyers was approximately 49%. As of September 30, 2015, our average customer deposit as a percent of a home’s selling price in our backlog was 13.1%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

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

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered. Adjusted gross margin from homes delivered is calculated by adding back asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and make strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe that adjusted gross margin from homes delivered is (i) meaningful because it eliminates the impact that our indebtedness and asset impairments have on gross margin and (ii) relevant and useful to shareholders, investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein. For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands)
Homebuilding gross margin	$32,460	$16,444	$81,848	$46,940
Less: gross margin from land and home sites	353	-	353	-

Gross margin from homes delivered	32,107	16,444	81,495	46,940
Add: capitalized interest in cost of sales	3,061	1,386	7,425	3,653

Adjusted gross margin from homes delivered	$35,168	$17,830	$88,920	$50,593

Gross margin from homes delivered as a percentage of revenues from homes delivered	26.9%	26.4%	27.0%	27.4%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	29.5%	28.6%	29.5%	29.5%

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

Because of these limitations, our EBITDA-based measures are not intended to be alternatives to net income (loss), indicators of our operating performance, alternatives to any other measure of performance under GAAP or alternatives to cash flow provided by (used in) operating activities as measures of liquidity. Shareholders, investors and other interested parties should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures.

The table below reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income attributable to common shareholders of WCI Communities, Inc., for the periods presented herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands)
Net income attributable to common shareholders of WCI Communities, Inc.	$10,183	$3,140	$25,655	$8,958
Interest expense	200	191	658	876
Capitalized interest in cost of sales (1)	3,061	1,386	7,425	3,653
Income tax expense	6,289	1,703	13,392	6,337
Depreciation	767	678	2,234	1,910

EBITDA	20,500	7,098	49,364	21,734
Other income, net	(398)	(107)	(593)	(535)
Stock-based compensation expense (2)	1,079	856	3,156	2,541

Adjusted EBITDA	$21,181	$7,847	$51,927	$23,740

Adjusted EBITDA margin	14.1%	8.8%	13.0%	9.3%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the expense recorded in the Company’s unaudited consolidated statements of operations related to its stock-based compensation plans.

Net Debt to Net Capitalization

We believe that net debt to net capitalization provides useful information to shareholders, investors and other interested parties regarding our financial position and cash and debt management. It is also a relevant financial measure for understanding the leverage employed in our operations and as an indicator of our ability to obtain future financing.

By deducting cash and cash equivalents from our outstanding debt, we provide a measure of our debt that considers our cash position. We believe that this approach provides useful information because the ratio of debt to capital does not consider our cash and cash equivalents and we believe that a debt ratio net of cash, such as net debt to net capitalization, provides supplemental information by which our financial position may be considered. Shareholders, investors and other interested parties may also find this information to be helpful when comparing our leverage to the leverage of other companies in our industry. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate leverage ratios such as net debt to net capitalization, including any adjustments to such amounts, before comparing our measures to those of such other companies.

The table below presents the computations of our net debt to net capitalization and reconciles such amounts to the most directly comparable GAAP financial measure, debt to capital.

	September 30, 2015	December 31, 2014

	($ in thousands)
Senior Notes due 2021	$251,069	$251,179
Total equity	463,102	434,443

Total capital	$714,171	$685,622

Debt to capital (1)	35.2%	36.6%

Senior Notes due 2021	$251,069	$251,179
Less: unamortized premium	1,069	1,179

Principal amount of Senior Notes due 2021	250,000	250,000
Less: cash and cash equivalents	149,383	174,756

Net debt	100,617	75,244
Total equity	463,102	434,443

Net capitalization	$563,719	$509,687

Net debt to net capitalization (2)	17.8%	14.8%

(1)	Debt to capital is computed by dividing the carrying value of our Senior Notes due 2021, as reported on our consolidated balance sheets, by total capital as calculated above. The Senior Notes due 2021 were our only outstanding debt as of September 30, 2015 and December 31, 2014.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$120,509	$62,381	$303,121	$171,294
Real estate services	24,998	22,886	76,871	67,848
Amenities	4,681	4,393	18,608	17,257

Total revenues	150,188	89,660	398,600	256,399

Cost of Sales
Homebuilding	88,049	45,937	221,273	124,354
Real estate services	24,048	22,455	72,923	66,041
Amenities	6,052	5,570	20,021	18,465

Total cost of sales	118,149	73,962	314,217	208,860

Gross margin	32,039	15,698	84,383	47,539

Selling, general and administrative expenses	16,024	11,034	45,328	32,026
Interest expense	200	191	658	876
Other income, net	(398)	(107)	(593)	(535)

	15,826	11,118	45,393	32,367

Income from operations before income taxes	16,213	4,580	38,990	15,172
Income tax expense	6,289	1,703	13,392	6,337

Net income	9,924	2,877	25,598	8,835
Net loss attributable to noncontrolling interests	259	263	57	123

Net income attributable to common shareholders of WCI Communities, Inc.	$10,183	$3,140	$25,655	$8,958

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Homebuilding revenues	$120,509	$62,381	$303,121	$171,294
Homes delivered	119,309	62,381	301,921	171,294
Land and home sites	1,200	-	1,200	-
Homebuilding gross margin	32,460	16,444	81,848	46,940
Homebuilding gross margin percentage	26.9%	26.4%	27.0%	27.4%
Homes delivered (units)	258	146	639	406
Average selling price per home delivered	$462	$427	$472	$422
New orders for homes (units) (1) (2)	277	172	893	572
Contract values of new orders (1) (2)	$124,760	$84,001	$394,205	$278,750
Average selling price per new order (1) (2)	450	488	441	487
Cancellation rate (3)	5.8%	6.5%	7.0%	6.1%
Backlog (units) (2) (4)	646	459	646	459
Backlog contract values (2) (4)	$300,496	$252,308	$300,496	$252,308
Average selling price in backlog (2) (4)	465	550	465	550
Active selling neighborhoods at period-end (2)	44	30	44	30

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the reporting period.
(2)	During the three months ended September 30, 2015, we began converting reservations to contracts in a 75-unit luxury high-rise tower that we are constructing in Bonita Springs, Florida. As a result, our new orders for the three and nine months ended September 30, 2015 included 12 homes (units) with an aggregate contract value of $19.6 million, or an average selling price per unit of $1,635,000. Such amounts are also included in backlog (units), backlog contract values and average selling price in backlog, respectively, at September 30, 2015.
(3)	Represents the number of orders canceled during the period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(4)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues during the three months ended September 30, 2015 were $120.5 million, an increase of $58.1 million, or 93.1%, from $62.4 million during the three months ended September 30, 2014. Such increase was primarily due to (i) a 112-unit, or 76.7%, increase in homes delivered and (ii) an 8.2% increase in the average selling price per home delivered. The increase in home deliveries was reflective of the continued ramp up in our operations.

Total homebuilding revenues during the nine months ended September 30, 2015 were $303.1 million, an increase of $131.8 million, or 76.9%, from $171.3 million during the nine months ended September 30, 2014. Such increase was primarily due to (i) a 233-unit, or 57.4%, increase in homes delivered and (ii) an 11.8% increase in the average selling price per home delivered. The increase in home deliveries was reflective of the continued ramp up in our operations.

Homebuilding gross margin during the three months ended September 30, 2015 was $32.5 million, an increase of $16.1 million, from $16.4 million during the three months ended September 30, 2014. Homebuilding gross margin as a percent of revenues increased to 26.9% for the three months ended September 30, 2015 from 26.4% for the three months ended September 30, 2014. Such increase was primarily due to shifting product mix, partially offset by an increase of 80 basis points in our home site cost of sales as a percent of homes delivered revenues. A higher percentage of homes delivered during the three months ended September 30, 2015 were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting (as discussed below).

Homebuilding gross margin during the nine months ended September 30, 2015 was $81.8 million, an increase of $34.9 million, from $46.9 million during the nine months ended September 30, 2014. Homebuilding gross margin as a percent of revenues decreased to 27.0% for the nine months ended September 30, 2015 from 27.4% for the nine months ended September 30, 2014. Such decrease was primarily due to an increase of 90 basis points in our home site cost of sales as a percent of homes delivered revenues, partially offset by favorable product mix. A higher percentage of homes delivered during the nine months ended September 30, 2015 were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three and nine months ended September 30, 2015 and 2014 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy. During the three and nine months ended September 30, 2015, approximately 62% and 67%, respectively, of our home deliveries were generated from communities that we owned in September 2009, compared to approximately 90% and 93% of our home deliveries during the three and nine months ended September 30, 2014, respectively. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 17.6% and 16.8% during the three months ended September 30, 2015 and 2014, respectively. The corresponding percentages were 17.3% and 16.4% during the nine months ended September 30, 2015 and 2014, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of September 30, 2015, approximately 29% of our total owned or controlled home sites, or approximately 4,100 home sites, benefited from being reset to fair value during September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will lessen in the future.

We delivered 258 homes during the three months ended September 30, 2015, an increase of 112 units, or 76.7%, from the 146 homes delivered during the three months ended September 30, 2014. The increase in deliveries during 2015 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at June 30, 2015 when compared to the backlog at June 30, 2014; and (iii) more of our neighborhoods delivering homes during 2015 as compared to 2014. The average selling price per home delivered during the three months ended September 30, 2015 was $462,000, an increase of $35,000, or 8.2%, from $427,000 during the three months ended September 30, 2014.

We delivered 639 homes during the nine months ended September 30, 2015, an increase of 233 units, or 57.4%, from the 406 homes delivered during the nine months ended September 30, 2014. The increase in deliveries during 2015 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2014 when compared to the backlog at December 31, 2013; and (iii) more of our neighborhoods delivering homes during 2015 as compared to 2014. The average selling price per home delivered during the nine months ended September 30, 2015 was $472,000, an increase of $50,000, or 11.8%, from $422,000 during the nine months ended September 30, 2014.

During the three months ended September 30, 2015, we generated 277 new orders, an increase of 105 new orders, or 61.0%, from 172 new orders during the three months ended September 30, 2014. Such increase was primarily due to (i) continued momentum within our active selling neighborhoods and (ii) an increase in our active selling neighborhood count from 30 at September 30, 2014 to 44 at September 30, 2015. Contract values of new orders during the three months ended September 30, 2015 were $124.8 million, an increase of $40.8 million, or 48.6%, from $84.0 million during the three months ended September 30, 2014, primarily due to the 105-unit increase in new order activity. During the three months ended September 30, 2015, the average selling price per unit of new orders declined to $450,000 from $488,000 during the three months ended September 30, 2014, or 7.8%, primarily due to shifting product mix resulting from the introduction of several new active adult communities during late 2014 and early 2015. Partially offsetting such 2015 decline in the average selling price per unit was the initial order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

During the nine months ended September 30, 2015, we generated 893 new orders, an increase of 321 new orders, or 56.1%, from 572 new orders during the nine months ended September 30, 2014. Such increase was primarily due to (i) continued momentum within our active selling neighborhoods and (ii) an increase in our active selling neighborhood count from 30 at September 30, 2014 to 44 at September 30, 2015. Contract values of new orders during the nine months ended September 30, 2015 were $394.2 million, an increase of $115.4 million, or 41.4%, from $278.8 million during the nine months ended September 30, 2014, primarily due to the 321-unit increase in new order activity. During the nine months ended September 30, 2015, the average selling price per unit of new orders declined to $441,000 from $487,000 during the nine months ended September 30, 2014, or 9.4%, primarily due to shifting product mix resulting from the introduction of several new active adult communities during late 2014 and early 2015 along with the sell-out of one of our higher-priced second-home communities during 2014. Partially offsetting such 2015 decline in the average selling price per unit was the initial order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

Our backlog contract value as of September 30, 2015 was $300.5 million, an increase of $48.2 million, or 19.1%, from $252.3 million as of September 30, 2014. We had 646 units in backlog as of September 30, 2015, an increase of 187 units, or 40.7%, from 459 units as of September 30, 2014. The increase in the value of our backlog as of September 30, 2015 was net of a 15.5% decline in the average selling price of our backlog units from $550,000 to $465,000. The increase in backlog units was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders. The decrease in the average selling price of our backlog units was primarily due to shifting product mix that was consistent with the new orders we generated during 2015. Partially offsetting such 2015 decline in the average selling price per unit were the backlog units at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

Real Estate Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	($ in thousands)
Real estate services revenues	$24,998	$22,886	$76,871	$67,848
Real estate brokerage	23,684	21,885	73,085	65,044
Title services	1,314	1,001	3,786	2,804
Real estate services gross margin	950	431	3,948	1,807
Real estate services gross margin percentage	3.8%	1.9%	5.1%	2.7%
Real estate brokerage closed home sales transactions	2,373	2,445	7,438	7,106
Real estate brokerage average home sale selling price	$324	$291	$320	$297
Title services closing transactions	726	619	2,181	1,812

Real estate services revenues during the three months ended September 30, 2015 were $25.0 million, an increase of $2.1 million, or 9.2%, from $22.9 million during the three months ended September 30, 2014. Such improvement was primarily due to an increase of 8.2% in real estate brokerage revenues that resulted from an 11.3% increase in average home sale selling price, partially offset by a 2.9% decrease in closed home sales transactions. The increase in average home sale selling price was primarily due to a shift in the mix of our real estate brokerage business to higher-priced home sales and an overall increase in pricing evidenced in the broader housing market. The decrease in closed home sales transactions was primarily due to a shift in our business from higher volume lower-priced home sales transactions to lower volume higher-priced home sales transactions. Title services revenues increased 31.3% during the three months ended September 30, 2015, primarily due to more: (i) buyers from our Homebuilding segment who elected to use our title company; (ii) third-party resale transactions; and (iii) mortgage refinancing activity. Our title services revenues also increased incrementally as a result of insurance premiums that were earned on comparatively more higher-priced home sales transactions during 2015.

Real estate services revenues during the nine months ended September 30, 2015 were $76.9 million, an increase of $9.1 million, or 13.4%, from $67.8 million during the nine months ended September 30, 2014. Such improvement was primarily due to an increase of 12.4% in real estate brokerage revenues that resulted from (i) a 7.7% increase in average home sale selling price and (ii) a 4.7% increase in closed home sales transactions. The increase in average home sale selling price was generally aligned with improved pricing evidenced in the broader housing market, as well as a shift in the mix of our real estate brokerage business to higher-priced home sales. The increase in closed home sales transactions was primarily due to an overall improvement in the broader housing market and the continued favorable effects from certain real estate brokerage offices that we acquired in late 2013 and early 2014, partially offset by a shift in our business from higher volume lower-priced home sales transactions to lower volume higher-priced home sales transactions. Title services revenues increased 35.0% during the nine months ended September 30, 2015, primarily due to more: (i) buyers from our Homebuilding segment who elected to use our title company; (ii) captured transactions from our company-owned real estate brokerage and third-party resale transactions; and (iii) mortgage refinancing activity. Our title services revenues also increased incrementally as a result of insurance premiums that were earned on comparatively more higher-priced home sales transactions during 2015.

Real estate services gross margin during the three months ended September 30, 2015 was $0.9 million, an increase of $0.5 million, or 125.0%, from $0.4 million during the three months ended September 30, 2014. Such increase was primarily due to the margin associated with higher 2015 revenues, partially offset by increased costs to support our growing operations. The 2015 improvement in the real estate services gross margin percentage was primarily due to incremental revenues covering a greater portion of fixed operating costs. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 76.2% during the three months ended September 30, 2015, a decrease of 10 basis points, from 76.3% during the three months ended September 30, 2014. This nominal decrease was primarily due to lower average commission splits being paid to our agents during the three months ended September 30, 2015 as a result of the geographic markets where our revenues were generated and the differing commission splits in those markets.

Real estate services gross margin during the nine months ended September 30, 2015 was $3.9 million, an increase of $2.1 million, or 116.7%, from $1.8 million during the nine months ended September 30, 2014. Such increase was primarily due to (i) the margin associated with higher 2015 revenues and (ii) a 2015 reduction in certain costs associated with real estate brokerage offices that we acquired in late 2013 and early 2014. Partially offsetting these items were increased costs to support our growing operations. The 2015 improvement in the real estate services gross margin percentage was primarily due to incremental revenues covering a greater portion of fixed operating costs. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 75.6% during the nine months ended September 30, 2015, an increase of 20 basis points, from 75.4% during the nine months ended September 30, 2014. This increase was primarily due to higher average commission splits being paid to our agents during the nine months ended September 30, 2015, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2014. Differing commission splits in the various geographic markets that we serve moderated the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during the nine months ended September 30, 2015.

Amenities

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

	(in thousands)
Revenues	$4,681	$4,393	$18,608	$17,257
Amenities gross margin	(1,371)	(1,177)	(1,413)	(1,208)

Our Amenities segment derives revenues from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations.

Amenities revenues during the three months ended September 30, 2015 were $4.7 million, an increase of $0.3 million, or 6.8%, from $4.4 million during the three months ended September 30, 2014. We generated $2.8 million of membership dues during the three months ended September 30, 2015, compared to $2.6 million during the three months ended September 30, 2014, an increase of $0.2 million. Club operating revenues were $1.8 million during each of the three months ended September 30, 2015 and 2014. The increase in membership dues was primarily due to a 9% increase in our membership base when comparing September 30, 2015 to September 30, 2014. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. The increase in the membership base generally accounts for more food and beverage, golf, tennis and fitness revenues being generated at our clubs; however, quarterly club operating revenues were flat year-over-year as operations during the period were adversely impacted by certain weather-related disruptions to golf operations and periodic closings of one of our golf courses for additional maintenance necessary to improve golf course conditions. Membership sales revenues were $0.1 million during the three months ended September 30, 2015 and such sales were nominal during the three months ended September 30, 2014.

Amenities revenues during the nine months ended September 30, 2015 were $18.6 million, an increase of $1.3 million, or 7.5%, from $17.3 million during the nine months ended September 30, 2014. We generated $8.4 million of membership dues during the nine months ended September 30, 2015, compared to $7.7 million during the nine months ended September 30, 2014, an increase of $0.7 million. Club operating revenues were $9.8 million during the nine months ended September 30, 2015, compared to $9.4 million during the nine months ended September 30, 2014, an increase of $0.4 million. The increases in membership dues and club operating revenues were primarily due to a 9% increase in our membership base when comparing September 30, 2015 to September 30, 2014, which accounted for more food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. Partially offsetting the favorable impact of the increase in the membership base on club operating revenues was certain weather-related disruptions to golf operations and periodic closings of one of our golf courses for additional maintenance necessary to improve golf course conditions. Membership sales revenues were $0.4 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Amenities gross margin during the three months ended September 30, 2015 was ($1.4) million, representing a decline of $0.2 million when compared to ($1.2) million during the three months ended September 30, 2014. Such decline primarily resulted from incremental maintenance costs at certain of our golf courses and lost revenues due to periodic closings at one of our golf courses related to repairs necessary to improve golf course conditions. Partially offsetting this decline was improved margin at certain of our clubs from incremental revenues.

Amenities gross margin during the nine months ended September 30, 2015 was ($1.4) million, representing a decline of $0.2 million when compared to ($1.2) million during the nine months ended September 30, 2014. The 2015 results were favorably impacted by higher revenues, which generated incremental gross margin; however, such improvement was offset by incremental maintenance costs at certain of our golf courses and the effects from the periodic closing of one of our golf courses during 2015 for additional maintenance necessary to improve golf course conditions.

Asset Impairments

During the three and nine months ended September 30, 2015 and 2014, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. We continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $16.0 million during the three months ended September 30, 2015, an increase of $5.0 million, or 45.5%, from $11.0 million during the three months ended September 30, 2014. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and independent third-party real estate brokers, direct marketing expenses and sales office expenses, increased $3.3 million, or 82.5%, to $7.3 million during the three months ended September 30, 2015, compared to $4.0 million during the three months ended September 30, 2014. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.5% during the 2014 period to 3.8% during the 2015 period due to a greater portion of our 2015 revenues being subject to independent broker commissions. General and administrative expenses increased $1.7 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to (i) additional compensation expense and related employee benefits supporting our growing operations and (ii) increases in our incentive-based compensation expense and stock-based compensation expense. As a percent of homebuilding revenues, SG&A expenses declined to 13.3% during the three months ended September 30, 2015 from 17.7% during the three months ended September 30, 2014.

SG&A expenses were $45.3 million during the nine months ended September 30, 2015, an increase of $13.3 million, or 41.6%, from $32.0 million during the nine months ended September 30, 2014. Sales and marketing expenses increased $7.3 million, or 60.8%, to $19.3 million during the nine months ended September 30, 2015, compared to $12.0 million during the nine months ended September 30, 2014. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.6% during the 2014 period to 3.8% during the 2015 period due to a greater portion of our 2015 revenues being subject to independent broker commissions. General and administrative expenses increased $6.0 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to: (i) additional compensation expense and related employee benefits supporting our growing operations; (ii) increases in our incentive-based compensation expense and stock-based compensation expense; and (iii) incremental costs incurred in respect of a secondary offering of the common stock of WCI Communities, Inc. by certain selling stockholders pursuant to a registration rights agreement with no proceeds therefrom to the Company. As a percent of homebuilding revenues, SG&A expenses declined to 15.0% during the nine months ended September 30, 2015 from 18.7% during the nine months ended September 30, 2014.

Interest Expense

Interest expense is primarily interest incurred on our debt but not capitalized. Interest expense was $0.2 million during each of the three months ended September 30, 2015 and 2014. The corresponding amounts were $0.7 million and $0.9 million during the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.2 million. Such decrease was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending.

Other Income, net

Other income was $0.4 million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively. The corresponding amounts were $0.6 million and $0.5 million during the nine months ended September 30, 2015 and 2014, respectively. Other income during 2015 and 2014 included net recoveries and reductions in certain accruals and reserves related to various matters, interest income and other miscellaneous items. Other income during the three and nine months ended September 30, 2015 also included $0.2 million and $0.3 million, respectively, of gains from sales of prepaid impact fee credits.

Income Taxes

Income tax expense was $6.3 million and $1.7 million during the three months ended September 30, 2015 and 2014, respectively. The corresponding amounts were $13.4 million and $6.3 million during the nine months ended September 30, 2015 and 2014, respectively. After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three and nine months ended September 30, 2015 were

38.2% and 34.3%, respectively. The effective income tax rate during the nine months ended September 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the nine months ended September 30, 2015.

Our effective income tax rates during the three and nine months ended September 30, 2014 were 35.2% and 41.4%, respectively. The effective rate for the three months ended September 30, 2014 was favorably impacted by the recognition of a $0.4 million state tax refund receivable pertaining to a prior period. The effective rate for the nine months ended September 30, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.7 million net reduction in the Company’s deferred tax asset valuation allowances and the aforementioned state tax refund receivable.

As of September 30, 2015, we had a deferred tax asset of $97.4 million, which was net of a valuation allowance of $70.7 million. As a result of prior changes in ownership under Section 382 (“Section 382”) of the Code, including an ownership change under Section 382 that occurred during July 2015, the net operating loss carryforwards underlying our deferred tax assets are subject to certain limitations. For further discussion of certain risks related to the Company’s income taxes, see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Also, see Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the nine months ended September 30, 2015, we generated cash by delivering 639 homes, spent $5.2 million to purchase home sites, invested $57.5 million on land development and started construction of 877 homes. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on land acquisitions and land development. Additionally, we significantly increased the land that we control through land purchase contracts during the nine months ended September 30, 2015 and we expect to purchase more undeveloped land and partially finished home sites. Additionally, we expect to incur substantial building and development costs through June 30, 2017 in connection with the construction of a 75-unit luxury high-rise tower in Bonita Springs, Florida. Although we have collected, and will continue to collect, deposits from homebuyers, the aggregate amount thereof will represent only a small portion of the total cost for the tower’s construction. With our strong balance sheet position and currently available revolving credit facilities, we believe that our access to capital is sufficient to cover our expected tower construction costs in the foreseeable future. Nevertheless, we continue to evaluate certain other project-specific financing alternatives. We can provide no assurances that we will be able to successfully obtain any such financing on economic terms that are acceptable to us, if at all.

We exercise strict controls, including those related to cash outlays for land and real estate inventory acquisition and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors in accordance with our corporate governance guidelines based on the size of the investment. As of September 30, 2015, we had $149.4 million of cash and cash equivalents, a $25.4 million decrease from December 31, 2014, primarily as a result of our continued investment in real estate inventories, partially offset by the cash flow generated by the homes delivered during the nine months ended September 30, 2015. The net increase in our real estate inventories of $79.3 million during the nine months ended September 30, 2015 was primarily due to land acquisitions, land development and home construction spending within our communities, partially offset by homebuilding cost of sales. We expect to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to: (i) acquire and develop land that represents opportunities to generate desired future margins, including land that is already controlled by us under land purchase contracts; (ii) construct a 75-unit luxury high-rise tower in Bonita Springs, Florida; and (iii) cover other operating needs as they arise.

We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes and a tower in Bonita Springs, Florida. Most recently, our primary sources of liquidity for operations have been cash flow from operations and debt and equity financing. Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, repurchase or refinance all or a portion of our existing indebtedness and/or access the debt and equity capital markets. We have an effective shelf registration statement on file with the Securities and Exchange Commission that can be used to register offerings of debt and equity securities. If deemed appropriate, we will use such shelf registration statement to register offerings of debt and/or equity securities in the future.

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the twelve months ending September 30, 2016 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). However, to a large extent, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

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

Revolving Credit Arrangements

During August 2013, we entered into a four-year senior unsecured revolving credit facility that allows us to borrow up to $75.0 million on a revolving basis, of which up to $50.0 million may be used for letters of credit. The commitment under such revolving credit facility is limited by a borrowing base calculation based on certain asset values as set forth in the underlying loan agreement. As of October 28, 2015, there were no amounts drawn on the revolving credit facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”). During its initial 36 months, the loan is structured as a revolving credit facility. During the subsequent 24 months, the loan converts to a term loan with principal and interest to be paid monthly. During the initial 36 months of the loan, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any given time. Each outstanding letter of credit will correspondingly reduce the availability under the revolving credit facility. As of October 28, 2015, there were no amounts drawn on the Stonegate Loan; however, $1.6 million of letters of credit have been issued thereunder on such date, limiting the borrowing capacity to $8.4 million. We are currently discussing a loan modification with representatives from the bank; however, there can be no assurances that such discussions will be successful or ultimately result in an amended loan agreement.

For a detailed description of our revolving credit arrangements, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of September 30, 2015, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $48.7 million as of September 30, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of September 30, 2015 was $27.8 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity and results of operations. Information about risk factors that have the potential to affect us is contained under the captions “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

	Nine Months Ended September 30,
	2015	2014

	(in thousands)
Sources (uses) of cash and cash equivalents:
Net cash used in operating activities	$(23,178)	$(111,961)
Net cash used in investing activities	(2,100)	(2,465)
Net cash provided by (used in) financing activities	(95)	70,615

Net decrease in cash and cash equivalents	(25,373)	(43,811)
Cash and cash equivalents at the beginning of the period	174,756	213,352

Cash and cash equivalents at the end of the period	$149,383	$169,541

During the nine months ended September 30, 2015 and 2014, net cash used in operating activities was $23.2 million and $112.0 million, respectively. The $88.8 million decrease in net cash used in operating activities during 2015 was primarily due to a: (i) $62.0 million decrease in real estate inventories activity; (ii) $24.4 million improvement in net income during the nine months ended September 30, 2015 after giving effect to certain non-cash adjustments; and (iii) $2.4 million net favorable change in other assets and liabilities. The decrease in real estate inventories activity included (i) a year-over-year reduction in expenditures for land acquisitions ($72.8 million) and (ii) higher homebuilding cost of sales during 2015, which were partially offset by increased year-over-year expenditures for land development ($21.9 million) and home construction ($77.7 million).

Net cash used in investing activities during the nine months ended September 30, 2015 and 2014 was $2.1 million and $2.5 million, respectively. Additions to property and equipment were the Company’s only investing activity during both such periods.

Net cash used in financing activities during the nine months ended September 30, 2015 was $0.1 million, compared to net cash provided by financing activities of $70.6 million during the nine months ended September 30, 2014. Net cash used in financing activities during 2015 primarily consisted of (i) amounts paid to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2015 and (ii) a distribution to noncontrolling interests in one of the Company’s joint ventures. Net cash provided by financing activities during 2014 consisted of proceeds of (i) $51.2 million from our issuance of Senior Notes due 2021 ($50.0 million in aggregate principal amount at an issue price of 102.5%) and (ii) $21.7 million that we received from the sale of certain community development district bonds held by the Company. Those cash receipts were partially offset by: (i) payments of $1.1 million for debt issuance costs; (ii) payments of $0.9 million on community development district obligations; (iii) payments of $0.2 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2014; and (iv) a distribution of $0.1 million to noncontrolling interests in one of the Company’s joint ventures.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risks associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2015, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $115.8 million, which controlled approximately 6,400 planned home sites. As of such date, we had made non-refundable deposits aggregating $2.7 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2014 Form 10-K.

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

During the nine months ended September 30, 2015, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of the 2014 Form 10-K, other than (i) a net increase of $56.2 million in our land purchase contracts, net of deposits and other related payments, to $115.8 million and (ii) an extension of the lease for our corporate headquarters in Bonita Springs, Florida to February 28, 2019. The corresponding lease amendment was filed with the Securities and Exchange Commission on July 29, 2015 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Seasonality

We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual Homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months primarily because (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of Real Estate Services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual Amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements.

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

Due to the complex analyses required under of each of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which are discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on August 12, 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which delayed the new revenue standard’s effective date by one year. Early adoption of ASU 2014-09 was not initially permitted by public entities; however, ASU 2015-14 provides for early adoption by such entities but not before the original effective date of the new revenue standard. Public entities are required to adopt ASU 2015-02 during annual reporting periods beginning after December 15, 2015 and interim reporting periods within those years. Early adoption of ASU 2015-02 is permitted. Moreover, the adoption of each of Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, and Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which are also discussed at Note 1 to the aforementioned unaudited consolidated financial statements, are not expected to have a material effect on our consolidated financial statements or any related disclosures.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. These forward-looking statements may be identified by terminology such as, “believe,” “estimate,” “project,” “anticipate,” “expect,” “seek,” “predict,” “contemplate,” “continue,” “possible,” “intend,” “may,” “might,” “will,” “could,” “would,” “should,” “forecast,” or “assume” or, in each case, the negative of such terms and other variations or comparable terminology. These forward-looking statements include matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: a slowing or reversal of the recovery of the housing market, either on a national level or in Florida; changing local and economic conditions and the cyclical nature of the homebuilding industry; our geographic concentration in Florida; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding operating segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; maintaining and/or increasing our profitability in the future; our re-entry into the tower business and the related risks associated with tower construction, market conditions and the fluctuation in our quarterly operating results; risks associated with our use of subcontractors; the costs of complying with laws and regulations, including environmental laws, that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow growth” or “no growth” initiatives in areas where we operate; substantial increases in mortgage interest rates or the unavailability of mortgage financing; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in business partnerships and joint ventures; tax law and interest rate changes that could make home ownership more expensive or less attractive; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; risks associated with employing independent contractors in our real estate brokerage business; changes in laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; claims arising out of our bankruptcy proceedings; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; litigation, defense costs and potentially significant judgments against us; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures, data security breaches and other similar adverse events; shortages of, or cost increases in, utilities or natural resources; geopolitical risks and market disruption; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; any downgrade of our credit rating by a rating agency; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased resource requirements and costs associated with being a public company subsequent to the initial public offering of our common stock in July 2013; any failure to maintain effective internal control over financial reporting in the future in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our stockholders; our intention not to pay dividends in the foreseeable future; and any unfavorable reports about the Company or our industry that are published by securities analysts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2015, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of the 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part II of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

Item 1. Legal Proceedings

As previously reported in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was filed with the Securities and Exchange Commission on July 29, 2015, WCI and certain other defendants entered into a settlement agreement with the Lesina at Hammock Bay Condominium Association, Inc. on July 20, 2015 in respect of a lawsuit involving, among other things, warranty claims. The portion of the settlement payment that WCI was obligated to pay was immaterial to the Company’s consolidated financial condition, results of operations and cash flows.

We are subject to various claims, complaints and other legal actions arising in the normal course of business. These matters are subject to many uncertainties and the outcomes of these matters are not within our control and may not be known for prolonged periods of time. Nevertheless, we believe that the outcome of any of these currently existing proceedings, even if resolved adversely to us, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Under federal income tax law, we generally can use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. State NOL carryforwards (and certain related tax credits) generally may be used to offset future state taxable income for a period of time ranging from 5 to 20 years from the year in which the losses were generated, depending on the state, after which time they will expire. Moreover, the rate at which we can utilize our federal NOL carryforwards is also limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). A Section 382 ownership change generally occurs if one or more shareholders who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards equal to the product of the total value of an entity’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect at the time of the ownership change. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions.

Prior to 2015, we experienced ownership changes affecting our current federal and state NOL carryforwards. Additionally, on July 13, 2015, WCI completed the registered public offering of its common stock (the “Offering”) by entities affiliated with Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”) wherein the Selling Stockholders sold 3,250,000 shares of WCI’s common stock. The Selling Stockholders also granted the participating underwriters a 30-day option to purchase up to an additional 487,500 shares of WCI’s common stock. On July 24, 2015, the underwriters exercised their option and purchased all of the available shares thereunder. WCI did not sell any shares in the Offering or receive any portion of the proceeds therefrom, nor did it receive any proceeds when the underwriters exercised their option to purchase additional shares. As a result of the Offering, we underwent an ownership change and are now subject to certain new annual limitations under Section 382 and corresponding state law. While such limitations may impact the amount by which we can utilize our federal and state NOLs to offset taxable income in any particular year, we currently do not expect that they will impact our ability to ultimately utilize the NOLs over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the number of shares of our common stock that we repurchased from certain officers and employees of the Company during the three months ended September 30, 2015. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to stock-based compensation awards that vested during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
July 1, 2015 to July 31, 2015	4,589	$22.17	-	-
August 1, 2015 to August 31, 2015	-	-	-	-
September 1, 2015 to September 30, 2015	-	-	-	-

4,589

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Sixth Amendment to Lease Agreement, dated July 23, 2015, by and between Walden Center LP and WCI Communities, LLC	10-Q	001-36023	10.1	7/29/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: October 28, 2015	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: October 28, 2015	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2015	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)