Form 10-K
period 2015-12-31
WCI Communities, Inc.
filed 2016-02-22
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $376.3 million, as determined by reference to the listed price of the registrant’s common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant were deemed to be affiliates.

Common shares outstanding as of February 22, 2016: 26,341,138

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement, which is to be issued in connection with its 2016 Annual Meeting of Stockholders, have been incorporated by reference into Part III of this Form 10-K.

WCI COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to WCI Communities, Inc. and its subsidiaries.

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

Overview

We are a lifestyle community developer and luxury homebuilder of single- and multi-family homes, including luxury high-rise tower units, in most of coastal Florida’s highest growth and largest markets. As of December 31, 2015, we owned or controlled approximately 13,300 home sites of which approximately 7,900 were owned and 5,400 were controlled by us. We have established a reputation and strong brand recognition for developing amenity-rich, lifestyle-oriented master-planned communities. Our homes, tower units and communities are primarily targeted to move-up, second-home and active adult buyers. We intend to leverage our experience, operational platform and well-located land inventory, with an attractive book value, to capitalize on markets with favorable demographic and economic forecasts in order to grow our business.

WCI Communities, Inc. was incorporated in Delaware in 2009 and our predecessor company was founded in 1998. WCI Communities, Inc. operates as a holding company and has no independent assets or operations. All of its business and operational activity is conducted through its subsidiaries. WCI Communities, Inc. operated as a privately held company until it completed an initial public offering of its common stock during July 2013. Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “WCIC.” Unless the context indicates otherwise, the terms “home” and “homes” in Part I of this Annual Report on Form 10-K refer to single- and multi-family homes and tower units.

We believe that our business is distinguished by our:

•	significant, well-located, land inventory in developed and established communities;

•	proven leadership team that has extensive experience in our markets;

•	expertise in, and reputation for, developing luxury lifestyle communities with well-managed amenities;

•	higher average selling prices and lower cancellation rates than most other public homebuilders;

•	significant percentage of all-cash buyers, attributed to our focus on a higher-end move-up, second-home and active adult buyer base;

•	strong focus and market positioning in most of coastal Florida’s highest growth and largest markets;

•	real estate services business segment, which provides us with additional opportunities to increase profitability as Florida home prices and new and existing home sales continue to grow;

•	solid gross margins from homes delivered (as evidenced by our 26.3% gross margin during 2015);

•	existing tower sites and our operational expertise, which provide us with future opportunities as demand for high-rise product returns;

•	attractive book value of land inventories that were reset to then-current fair values during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time (approximately 30% of our total owned or controlled home sites, or approximately 4,000 home sites, as of December 31, 2015);

•	significant deferred tax assets (most of which are expected to be utilized by us); and

•	well-capitalized balance sheet with sufficient liquidity for growth.

Our business is organized into three operating segments: Homebuilding, Real Estate Services and Amenities. Our Homebuilding segment accounted for 77.7%, 71.9% and 67.4% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively, and substantially all of our total gross margin during those years.

•	Homebuilding: We design, sell and build single- and multi-family homes ranging in price from approximately $170,000 to $1.1 million and tower units ranging in price from $1.0 million to $3.6 million. Our product offerings range in size from approximately 1,100 square feet to 5,100 square feet. Additionally, our land development expertise enhances our Homebuilding operations by enabling us to acquire and create larger, well-amenitized master-planned communities, control the timing of home site delivery and capture the opportunity to drive higher margins. As of December 31, 2015, we were actively selling in 47 different neighborhoods situated in 18 master-planned communities. During the year ended December 31, 2015, we delivered 938 homes with an average selling price per home of $466,000, compared to 644 homes with an average selling price per home of $452,000 during the year ended December 31, 2014 and 493 homes with an average selling price per home of $433,000 during the year ended December 31, 2013. Our Homebuilding operations derive revenues from home deliveries and sales of land and home sites. Our revenues from home deliveries have grown rapidly to $436.8 million during the year ended December 31, 2015 from $291.3 million and $213.5 million during the years ended December 31, 2014 and 2013, respectively, a year-over-year increase of 49.9% in 2015. New orders increased from 743 and 531 during 2014 and 2013, respectively, to 1,115 during 2015, a year-over-year increase of 50.1%. As of December 31, 2015, we had a backlog of 569 units contracted for sale at an aggregate purchase price of $271.2 million, compared to a backlog of 392 units contracted for sale at an aggregate purchase price of $205.3 million as of December 31, 2014 and a backlog of 293 units contracted for sale at an aggregate purchase price of $143.8 million as of December 31, 2013. We currently expect to close approximately 90% of the contract value in our backlog as of December 31, 2015 during the year ending December 31, 2016.

•	Real Estate Services: We currently operate a full-service real estate brokerage business under the Berkshire Hathaway HomeServices brand and title services that complement our Homebuilding operations by providing us with additional opportunities to capitalize on increasing home prices throughout Florida. During 2014, our real estate brokerage business was the third-largest real estate brokerage in Florida and the 39th largest in the United States, both based on sales volume. Our real estate brokerage business derives revenues primarily from gross commission income when serving as the broker at the closing of real estate transactions. During the year ended December 31, 2015, our Real Estate Services revenues were $100.1 million, an increase of 10.5% when compared to $90.6 million during the year ended December 31, 2014. For the year ended December 31, 2013, such revenues were $80.1 million. During the year ended December 31, 2015, through our exclusive relationships with approximately 1,700 independent licensed real estate agents, we represented either the buyer or seller in approximately 9,600 home sale transactions. During the years ended December 31, 2014 and 2013, we represented either the buyer or seller in approximately 9,400 and 9,000 home sale transactions, respectively. The average selling price on closed home sale transactions in our Real Estate Services business increased 7.4%, 11.2% and 8.9% during the years ended December 31, 2015, 2014 and 2013, respectively, when compared to the immediately preceding year. Our total retail sales volume was approximately $3.1 billion, $2.8 billion and $2.4 billion during 2015, 2014 and 2013, respectively. Our title and settlement services business earns revenues through fees charged in real estate transactions for rendering title and other settlement and non-settlement related services. We provide most of these services in connection with our real estate brokerage and Homebuilding operations.

•	Amenities: Within many of our communities, we may own and/or operate resort-style club and fitness facilities, championship golf courses, country clubs and marinas. We believe that these amenities offer our homebuyers a luxury lifestyle experience, enabling us to enhance the marketability, sales volume and value of the homes we deliver as compared to non-amenitized communities. Our Amenities segment derives revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations. During the year ended December 31, 2015, our Amenities revenues were $25.5 million, an increase of 8.1% when compared to $23.6 million during the year ended December 31, 2014. During the year ended December 31, 2013, our Amenities revenues were $23.2 million.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K and Note 15 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for additional financial information about our segments.

Our Industry

U.S. Housing Market

The U.S. housing market continues to improve from the cyclical low points reached during the 2008 to 2009 national recession. Between the 2005 market peak and the 2011 trough, new single-family housing sales declined 76%, according to data compiled by the U.S. Census Bureau, and median resale home prices declined 34%, as measured by the CoreLogic Case-Shiller Index. During 2011, early signs of a recovery began to materialize in many markets around the country as a result of an improving macroeconomic backdrop and a historically high level of housing affordability. During the years ended December 31, 2015 and 2014, total homebuilding permits increased 13.4% and 4.8%, respectively, when compared to the immediately preceding year. Data compiled by the U.S. Census Bureau indicates that new single-family home permits during 2015 have rebounded more than 66% from the 2011 trough; however, as of December 31, 2015, such new home permits still remain 59% below their peak levels in 2005.

Florida Housing Market

The Florida homebuilding market was the second-largest in the United States, as measured by 2015 permit issuance (single- and multi-family permits), according to data compiled by the U.S. Census Bureau. While the Florida housing market experienced a deeper contraction than other regions in the country during the recent recession and total permits remain approximately 62% off peak levels, we believe that it is now recovering, primarily due to improving demographic trends, an improving economy, a mild climate and a low tax rate environment. Florida’s population increased by almost 366,000 during the period from July 1, 2014 to July 1, 2015, representing its largest annual increase in a decade, and trailed only Texas in posting the second largest statewide population increase in the United States. Florida’s total population now stands at over 20 million for the first time ever. Since April 2012, Florida’s annual job growth rate has exceeded the national rate. During 2015, Florida’s job base grew by 2.9%, representing a gain of 233,100 jobs, outpacing the corresponding national job growth rate of 1.9%. The pricing environment in the Florida housing market compares favorably to national averages. According to CoreLogic, from December 2014 to December 2015 single-family home prices were up 6.3% nationally and 7.7% in Florida. In addition, according to CoreLogic, single-family home prices nationwide remain 7.6% below their peak and 27.8% below their peak in Florida. We believe that this and other positive statewide economic data and metrics illustrate an improving housing market and potential opportunity for future growth.

Homebuilding

Homebuilding Activities

We are a luxury homebuilder with a focus on creating an outstanding buyer experience and providing a high-quality product. Our core operating philosophy is to provide our homebuyers a positive, memorable experience from the time they walk into our sales office until well after we have delivered their home. We actively engage buyers in every aspect of the building process, from tailoring our product to their lifestyle needs with attractive design selections to providing them updates on the entire construction process up to the point of delivering their home. Additionally, we believe that we attract buyers to purchase homes in our master-planned communities because of their prime locations and the amenity offerings that we create. As a result, our selling process focuses on the quality of our amenities and the lifestyle they provide, in addition to the award-winning design and construction of our homes. Collectively, we believe that our processes and products lead to a more satisfied homeowner and increase the number of potential buyers referred to our communities by existing homeowners.

The luxury lifestyle communities that we develop are distinguished by many sought-after attributes and amenities. The homes that we design, sell and build are across a broad range of price points and sizes. To meet the varying needs and desires of our target homebuyers, we maintain the expertise to deliver a variety of new home product lines, which gives us an opportunity to increase our market share. Throughout our history, we have successfully delivered homes across a broad spectrum of product offerings, ranging from homes targeting buyers in smaller communities to luxury homes in well-amenitized communities. Our expertise allows for a diversified product strategy that enables us to better serve a wide range of buyers, adapt quickly to changing market conditions and optimize performance and returns while strategically reducing portfolio risk. In conjunction with our land acquisition process, we determine the profile of buyers to target and design neighborhoods and homes with the specific needs of those buyers in mind. Our Homebuilding operation has the flexibility to efficiently deliver an extensive range of single- and multi-family homes, including luxury high-rise tower units, to target both buyers that may be looking for value-oriented product, as well as those desiring the most luxurious of homes.

During the second half of 2015, we began converting reservations to contracts in a 75-unit luxury high-rise tower in Bonita Springs, Florida that we were marketing during 2015. As of December 31, 2015, we had completed the building foundation and vertical construction was in progress. We expect to complete construction of this tower for late 2017 deliveries. As of December 31, 2015, we had 13 orders with an aggregate contract value of $23.2 million, or an average selling price per unit of $1,785,000.

Amenities at our communities are typically owned by us and eventually either turned over to community homeowners’ associations or sold. Within our communities, we offer award-winning single- and multi-family homes targeting move-up, second-home and active adult buyers. We believe that our strong brand reputation, well-amenitized communities and luxury product offerings allow us to offer our new homes at premium average selling prices relative to our peers. Furthermore, we believe that many of our targeted homebuyers are more likely to value and pay for the quality of lifestyle, construction and amenities for which we are known.

We evaluate land opportunities using a comprehensive business model that is focused on, among other things, demographic, macroeconomic and micro-market trends to determine the appropriate positioning in the market and probability of success. We believe that we continue to obtain the “first look” at many quality land opportunities in our existing and target markets due to our reputation and relationships with local land sellers, brokers and investors. We also believe that our land development expertise enhances our Homebuilding operations by enabling us to acquire and create larger, well-amenitized master-planned communities, control the timing of home site delivery and capture the opportunity to drive higher margins. We also have the experience and internal expertise to entitle, reposition and/or rezone potential land acquisitions that we believe will help us achieve attractive returns in the future.

We benefit from a significant and well-located existing land inventory in most of coastal Florida’s highest growth and largest markets, in which we owned or controlled approximately 13,300 home sites as of December 31, 2015. The majority of our land holdings are within mature, well-amenitized, developed communities that have an established demand for homes. We own or control all of the home sites that pertain to the homes that we currently expect to deliver during 2016. Our significant land inventory allows us to be opportunistic in identifying and pursuing new land acquisitions and protects us against potential land shortages in the majority of our markets that exhibit land supply constraints. Capitalizing on our longstanding relationships with local land sellers, brokers and investors, as well as our extensive knowledge of Florida markets, we intend to selectively acquire future home sites in other locations to complement our already attractive land portfolio. We believe that our brand strength and reputation as a homebuilder and developer of land provides land brokers and sellers with confidence that they can close transactions with us on a timely basis and with minimal execution risk. Additionally, our focus on larger tracts of land for developing multi-phase, master-planned communities provides us with the opportunity to use our land development expertise, which can add value through re-entitlements, repositioning and/or possible land sales to third-parties. We intend to opportunistically open neighborhoods from within our existing land holdings, as they contain significant capacity for additional development.

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

Homes are designed to be cost effective and efficient to construct, while complying with zoning requirements and building codes, including Florida’s stringent hurricane and energy efficiency regulations. We have a core product line, which we use across multiple communities, where applicable, to maximize operational efficiency. We engage nationally recognized independent architects and consultants to create and modify new designs. Additionally, we regularly obtain buyer input, including feedback from focus groups and buyer surveys, and incorporate that information into new home and community designs to help ensure our products reflect current market preferences.

In our neighborhoods, we typically offer a variety of floor plans. The exterior of most plans may be modified with a different elevation, including, but not limited to, varying the type of materials used, placement of windows, and roof line and garage orientation. Our buyers also have the ability to customize their homes through a wide selection of options and upgrades. We maintain design centers, staffed with professional designers, where many of our options and upgrades are displayed and demonstrated to assist a buyer’s selection process. These options add additional revenues and typically improve the margins on the homes that include them. Our construction times are generally in the range of (i) four to 12 months for single- and multi-family homes and (ii) 18 to 24 months for high-rise towers; however, those timeframes will typically vary based on several factors, including the size, complexity and design of the home/tower, the availability of labor, materials and supplies, and weather conditions.

We act as the general contractor in the construction of our single- and multi-family homes. Our employees provide the purchasing, construction management and quality assurance for the homes that we build, while third-party subcontractors provide the material and labor components of our homes. Our construction managers oversee the construction of our homes, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. At all stages of production, they coordinate the activities of subcontractors to meet our production schedules and quality standards. Due to the complexity of the luxury high-rise towers that we build and the long-term nature of such projects, we hire experienced and bonded third-party general contractors specializing in the construction of residential towers to construct those buildings. By hiring experienced general contractors to construct our towers, we mitigate certain of the risks associated with construction. As the developer of the towers, we manage the entire process from planning to closing of completed residences to turnover of the condominium association to the residents.

Our contracts with subcontractors and general contractors require that they comply with all federal, state and local laws, rules, regulations and ordinances that are applicable to their work. We also require that they meet performance standards, maintain general liability insurance and worker’s compensation insurance and hold or acquire all necessary licenses, permits and approvals.

Sales and Marketing

Our sales and marketing program employs a multi-faceted approach to attract and source potential homebuyers. We market our communities through our website, traditional media, social media and advertising outlets, among other marketing initiatives. We also leverage our extensive homebuyer database to develop strategically targeted electronic and direct marketing campaigns. The amenities in our communities enhance our brand and drive awareness through various local events. We coordinate local community focus groups with our homebuyers, people actively looking for a home and local realtors to better understand our customers and the critical factors in their buying decisions. We also develop communications and promotions targeted specifically for our extensive real estate broker network, as they are integral to our marketing process and impact our sales activities in many of our communities.

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

Home construction is not typically started without a binding sales agreement; however, we employ a disciplined speculative homebuilding program where we start construction of a home without an associated new order. This program is designed to capture new home demand from homebuyers who require a home within a short timeframe. We typically sell our speculative homes while they are under construction or shortly after completion. As of December 31, 2015, we had 116 completed speculative homes, as well as 268 speculative homes and 62 speculative tower units under construction. We continually monitor our speculative home needs based on market demand.

To purchase a home, a potential homebuyer will enter into a sales agreement and, in the case of a single-family home, provide us with a non-refundable earnest money cash deposit. With respect to sales of some of our multi-family homes and tower units that are considered condominium units under Florida law, the sales agreement and cash deposit are subject to a short rescission period. Once this period lapses, the agreement becomes binding on both parties and the cash deposit becomes non-refundable, subject to Florida law. Generally, the deposit requirement for single- and multi-family homes is approximately 10% to 20% of the total purchase price. The corresponding deposit requirement for tower units is typically 20% at commencement of construction and an additional 10% at construction top-off for a total of 30% of the purchase price. Furthermore, homebuyers are generally required to make additional deposits when they select options or upgrades for their homes and tower units. Our sales contracts stipulate that when homebuyers cancel their contracts with us (after any cure period), we have the right to retain their earnest money and option deposits, subject to Florida law. Our reported new orders for homes include the amount (in units) and contract value of sales agreements, net of any cancellations, during the reporting period. Only outstanding sales agreements that have been signed by both the homebuyer and us are included in our reported backlog.

Our sales agreements are generally not conditioned on the buyer securing financing. Given our target buyer demographics, on average, our homebuyers tend to rely less on mortgage financing for their purchases and typically provide higher deposits and down payments, compared to homebuyers nationally. During the years ended December 31, 2015, 2014 and 2013, approximately 49%, 58% and 44%, respectively, of our homebuyers were all-cash buyers, which we believe compares favorably to other publicly traded homebuilding companies and our peers. This positive homebuyer trend was a contributing factor to our low cancellation rates of 7.4%, 6.8% and 4.7% of our gross orders during 2015, 2014 and 2013, respectively, which we believe also compare favorably to most other public homebuilders in the United States during such years. We believe that our homes and communities will continue to be sought after as the U.S. population continues to age and seek second-home and retirement lifestyle communities, particularly now that they are increasingly able to sell their primary or current homes, given the improving national housing market. Between 2010 and 2030, the number of Florida residents who are 55 years old and over is expected to grow approximately 55% and we believe that we are well-positioned to capitalize on this trend, specifically in the communities that we offer for active adult and second-home buyers.

Our Communities

The table below sets forth summary information about our Florida-based communities.

	As of December 31, 2015				Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Remaining Home Sites Owned and Controlled (1)	Active Selling Neighborhoods (2)	Backlog			Average Delivered Price ($ in thousands)		Average Delivered Price ($ in thousands)		Average Delivered Price ($ in thousands)
Community (City)			Units	Contract Value ($ in thousands)	Homes Delivered		Homes Delivered		Homes Delivered

Active Communities (3):
Heron Bay (Parkland)	106	2	49	$34,560	62	$749	58	$699	109	$573
Estates at Tuscany (Delray Beach) (4)	8	1	1	906	—	—	—	—	—	—
Woodlands at Ibis Golf & Country Club (West Palm Beach) (4)	32	—	—	—	—	—	—	—	—	—
Livingston Lakes (Naples)	196	3	91	28,363	34	326	—	—	—	—
Artesia Naples (Naples)	537	5	53	17,900	50	336	—	—	—	—
Raffia Preserve (Naples)	287	2	23	11,282	72	493	4	454	—	—
LaMorada (Naples)	347	3	9	4,790	—	—	—	—	—	—
Talis Park (Naples) (4) (5)	179	1	18	16,103	25	811	—	—	—	—
The Colony Golf & Bay Club (Bonita Springs) (6)	354	3	20	29,878	59	750	61	639	8	590
Pelican Preserve (Fort Myers)	886	5	54	19,076	164	334	178	334	110	306
Hampton Park (Fort Myers)	230	3	35	12,821	83	336	61	330	36	328
Shadow Wood Preserve (Fort Myers) (4)	12	1	2	1,539	6	758	1	760	—	—
Timberwood Preserve (Fort Myers)	39	1	7	2,002	4	265	—	—	—	—
Arborwood Preserve (Fort Myers)	847	—	—	—	—	—	—	—	—	—
Venetian Golf & River Club (Venice)	132	4	25	10,902	90	421	87	352	63	354
Sarasota National (Venice)	1,375	6	101	38,424	127	341	47	334	—	—
Country Club East at Lakewood Ranch (Bradenton) (4)	158	1	1	343	—	—	—	—	—	—
The Links at Rosedale (Bradenton) (4)	134	1	15	5,694	16	379	—	—	—	—
Tidewater Preserve (Bradenton)	171	4	49	22,503	84	441	88	404	60	380
Westshore Yacht Club (Tampa) (6)	192	1	16	14,137	22	839	—	—	36	331
Lost Key Golf & Beach Club (Perdido Key) (6) (7)	551	—	—	—	—	—	—	—	—	—

Total Active Communities	6,773	47	569	$271,223	898		585		422

Total Closed-Out Communities					40	784	59	809	71	617

Total Homes Delivered					938	466	644	452	493	433

Other Communities (8):
Parkland Bay (Parkland)	552
Multi-Family Parcel (Fort Myers)	236
Multi-Family Parcel (Fort Myers)	48
Multi-Family Parcel (Fort Myers)	36
Hammock Bay (Naples) (6)	232
Hammock Dunes (Palm Coast) (4) (6)	128
Lost Key Marina & Yacht Club (Pensacola) (6)	70

Total Other Communities	1,302

Total Communities	8,075

Controlled Home Sites (9):
Master-Planned Parcel (Naples)	64
Master-Planned Parcel (St. Johns County)	850
Master-Planned Parcel (Melbourne)	870
Master-Planned Parcel (Bradenton)	159
Master-Planned Parcel (Venice) (4)	294
Master-Planned Parcel (St. Lucie County)	3,000

Total Controlled Home Sites	5,237

Total Owned and Controlled Home Sites	13,312

(1)	Amounts are approximate and include home sites in our backlog. Such amounts are subject to change based on, among other things, future site planning, as well as zoning and permit changes. Existing entitlements are equal to or greater than our planned home sites.
(2)	Represents neighborhoods where (i) we have sold at least one home during the current year and one or more units remain available to sell at the end of such year or (ii) we have two or more units available to sell at the end of the current year and have sold one or more homes in a prior year.
(3)	Represents communities and land positions in which we are actively selling homes or developing home sites.
(4)	Represents home sites in a master-planned community in which we are not the developer.
(5)	During the three years ended December 31, 2015, we entered into option contracts for the purchase of 204 home sites. As of December 31, 2015, we had purchased and closed on 138 home sites and controlled the remaining 66 home sites.
(6)	Represents communities with land entitled for tower units, consisting of: The Colony Golf & Bay Club (three sites/315 planned units), Westshore Yacht Club (two sites/160 planned units), Hammock Bay (two sites/232 planned units), Hammock Dunes (two sites/128 planned units), Lost Key Golf & Beach Club (two sites/122 planned units) and Lost Key Marina & Yacht Club (one site/70 planned units). During 2015, we began construction of a 75-unit luxury high-rise tower at The Colony Golf & Bay Club.
(7)	Certain home sites in this community have entitlements for an aggregate of 500 hotel units.

(8)	Represents communities and land positions in which we do not have active Homebuilding operations as of December 31, 2015 (the aggregate book value thereof on such date was $23.0 million). These communities are in various states of entitlements, product planning or market analysis and represent planned communities that will increase our neighborhood and order counts going forward.
(9)	Represents home sites under land purchase contracts. There can be no assurances that we will acquire any of these home sites on the terms or within the timing anticipated, or at all, or that we will proceed to sell and build homes and/or tower units on any of the land we own, control or acquire. See “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of this Annual Report on Form 10-K.

Home Sites by Development Status

The table below sets forth summary information about the development status of our home sites as of December 31, 2015 (amounts are approximate and are subject to change based on, among other things, future site planning, as well as zoning and permit changes).

Development Status	Owned	Controlled (1)	Total

Single- and multi-family home sites:
Finished	2,260	485	2,745
Partially developed	2,626	—	2,626
Raw	1,971	4,943	6,914

Total single- and multi-family home sites	6,857	5,428	12,285
Tower sites (partially developed)	1,027	—	1,027

Total	7,884	5,428	13,312

(1)	See footnote (9) to the “Our Communities” table above. There are 191 controlled home sites in the above table that are grouped with active and other communities in the “Our Communities” table.

Warranty

Homebuyers are provided with a one to three year limited warranty against certain building defects, depending on the product purchased. We also provide our single-family homebuyers with a limited ten year warranty for certain structural defects and our condominium buyers, which include our multi-family and tower buyers, are provided with a limited warranty for certain structural defects in accordance with Florida law. Warranty reserves are established by charging cost of sales and recording a warranty liability for each home and tower unit delivered. The amounts charged are estimated by us to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. Our warranty reserves are based on historical warranty cost experience and are adjusted, as appropriate, to reflect qualitative risks associated with the homes and tower units constructed.

We require our subcontractors and general contractors to meet performance standards and maintain adequate insurance coverage to protect us against construction defects and bodily injury claims. As a result, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

Real Estate Services

Real Estate Brokerage

We operate a full-service real estate brokerage business as Berkshire Hathaway HomeServices Florida Realty in most of the largest metropolitan areas in Florida through our wholly-owned subsidiary Watermark Realty, Inc. (“Watermark”). As of December 31, 2015, we had 39 brokerage offices. Our real estate brokerage business positions us to benefit from the growth in Florida resale home prices, supplementing our ability to capitalize on new home sales through our Homebuilding segment. As new home sales as a percent of total sales continue to increase and the inventory of homes for resale remains limited, we expect the average selling price of homes across Florida to appreciate, driving margin growth in our real estate brokerage business. As our real estate brokerage business is highly scalable, we believe that there are opportunities to further improve our profitability by growing our geographic footprint organically, through opportunistic acquisitions and “roll-in” brokerages. Watermark also helps provide valuable real-time insight into market trends, buyer preferences and demand for different products and locations, which we will continue to use to evaluate land opportunities, community and amenity plans and home designs in our Homebuilding operations. This insight is gained by, among other things, monthly surveys and periodic focus group meetings comprised of our knowledgeable and local real estate agents, as well as analyzing data derived from our information systems.

We compete with national and regional independent real estate organizations, franchisees of national and regional real estate franchisors, discount brokerages and smaller niche companies competing in local areas. We also compete with those entities when hiring and retaining qualified licensed independent sales agents. Generally, we enter into independent contractor agreements with qualified licensed independent real estate agents to retain their professional services for soliciting buyers, tenants, sellers and landlords of residential properties. Such agreements govern how earned commissions are split between our agents and Watermark along with any additional fees charged to the agents for support services provided by us. Pursuant to such agreements, we do not have an employer-employee relationship with these real estate agents and, as a result, we do not control the manner and means by which these real estate agents operate and are not obligated to withhold income taxes, social security taxes, disability, workers’ compensation or unemployment insurance payments, unless required by law. We also do not provide for any minimum salary payment, sick pay, vacation pay, health insurance or any other benefits. Our contracts require that the real estate agents comply with all applicable laws, rules, regulations and codes of ethics and maintain all necessary licenses. Our agents negotiate all of the terms and conditions of commissions charged to clients and we are not liable to the agents for commission payments until transactions are fully closed and full funding to Watermark has occurred.

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

Watermark currently does business as Berkshire Hathaway HomeServices Florida Realty pursuant to a franchise agreement, as amended, with BHH Affiliates, LLC (the “Berkshire Agreement”) that became effective during October 2013 and made us one of the first franchisees to operate under the new Berkshire Hathaway HomeServices brand name. We believe that this brand strengthens our ability to take advantage of the improving resale home market.

Pursuant to the Berkshire Agreement, we currently have (i) an exclusive right to provide real estate brokerage services using the brand name in Broward, Lee, Manatee, Martin and Sarasota Counties, as well as in portions of Collier, Miami-Dade, Palm Beach and Saint Lucie Counties, and (ii) a limited exclusive right to provide real estate brokerage services using the brand name in Orange, Osceola and Seminole Counties. All such counties are in Florida. We pay annual and monthly royalties and fees based on gross revenues. Under the Berkshire Agreement, we must comply with operating standards and terms and conditions imposed by the franchisor and must obtain its consent to open new operating locations or operate other businesses within the insurance or real estate brokerage industries. The Berkshire Agreement permits the franchisor to terminate the agreement in certain cases, such as a failure by us to meet certain obligations thereunder, bankruptcy, abandonment of the franchise, assignment of the franchise without the franchisor’s consent or material violations of any federal, state or local laws and regulations. If the Berkshire Agreement terminates due to our failure to comply with its terms and conditions, we may be liable for damages.

Title Insurance and Settlement Services

In a majority of real estate transactions, a buyer will choose, or will be required, to purchase title insurance that will protect the buyer and/or the mortgage lender against loss or damage in the event that title is not properly transferred and to ensure free and clear ownership of the property by the buyer. Our title and settlement services business assists with the closing of a real estate transaction by providing full-service settlement services (i.e., closing and escrow) to individuals, real estate companies, including our company-owned real estate brokerage and relocation services businesses, and independent mortgage lenders. Our title business, which currently does business as Florida Title & Guarantee Agency, also allows us to better manage the closing process for our new home deliveries by providing a level of visibility and control over the home closing process in situations where homebuyers choose to use our title services. We also act as a title agent for a variety of large national underwriters and derive revenues from title insurance premiums upon the issuance of insurance policies by such underwriters in respect of our homebuyers, third-party residential closings and commercial closings. During the years ended December 31, 2015, 2014 and 2013, approximately 85%, 80% and 76%, respectively, of our home deliveries were settled by Florida Title & Guarantee Agency, and our Homebuilding and brokerage businesses provided for approximately 92%, 93% and 92%, respectively, of Florida Title & Guarantee Agency’s total title services revenues.

Amenities

Our recreational amenities, including championship golf courses with clubhouses, fitness, spa, tennis and recreational facilities, walking trails, resort-style pools, marinas, movie theaters, town centers and a variety of restaurants, are central to our mission of delivering luxury lifestyle experiences to our homebuyers. Our Amenities operations derive revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations. The amenities at our communities, if not retained by us, are owned by either community residents or non-residents in equity membership programs, unaffiliated third-parties or community homeowners’ associations. As of December 31, 2015, we had approximately 5,100 members across all of our owned and managed clubs. As we plan the development of new communities, the ownership of the amenities is structured to cater to the preferences and expectations of community residents and provide us with a specific exit plan, which may include a sale to the community homeowners’ association or a third-party as communities and their related amenities mature.

Amenities offer our homebuyers a luxury lifestyle experience, enabling us to enhance the marketability and sales value of the homes and tower units that we deliver, as compared to non-amenitized communities. The amenities in our communities enhance our brand and drive awareness through various local events. We continue to re-invest in our community amenities to adapt to changing demographics and homebuyer preferences to ensure they maintain their luxury appeal.

Other Investments

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures will typically acquire, develop, market and operate homebuilding, timeshare, amenities and/or real estate services projects. As of December 31, 2015 and 2014, we were the general partner and a limited partner in Pelican Landing Golf Resort Ventures Limited Partnership (the “Golf Resort”) and a limited partner in Pelican Landing Timeshare Ventures Limited Partnership (the “Timeshare Venture”). The Golf Resort, a certified Audubon International Golf Signature Sanctuary, operates an 18-hole, Raymond Floyd-designed, public golf course, known as Raptor Bay Golf Club, in Bonita Springs, Florida. The Timeshare Venture operates a vacation ownership condominium complex in Bonita Springs, known as Hyatt Coconut Plantation, and sells vacation ownership intervals at the property by conveying fee title to buyers subject to a time-share plan.

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

Raw Materials

The principal raw materials used in the construction of our homes are concrete, steel and forest products. Additionally, we use a variety of other construction materials in the homebuilding process, including drywall, plumbing and electrical items. Typically, all the raw materials and most of the components used in our business are readily available in the United States. Most of our standard items are carried by major suppliers. We attempt to enhance the efficiency of our operations by using, where practical, standardized materials that are commercially available on competitive terms from a variety of sources. Moreover, our purchasing programs for certain building materials, appliances, fixtures and other items allow us to benefit from large quantity purchase discounts and, where available, manufacturer or supplier rebates. We continue to monitor the supply markets to achieve the best prices available. However, a rapid increase in the number of homes started could cause shortages in the availability of such materials, thereby leading to delays in the delivery of homes and tower units under construction. See “Risk Factors—Risks Related to Our Business—Labor and raw materials and building supply shortages and price fluctuations and other problems in the construction of our communities could delay or increase the costs of home construction and adversely affect our operating results.” in Item 1A of Part I of this Annual Report on Form 10-K.

Competition

We compete in each of our markets with other local, regional and national homebuilders. We not only compete for homebuyers, but also for desirable land assets, financing, building materials, skilled management talent and trade labor. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. We believe that we have a competitive advantage in attracting many of our targeted homebuyers, as they are more likely to value and pay for the quality of lifestyle, construction and amenities in the well-amenitized master-planned communities for which we are known.

Certain of our homebuilding competitors, including larger public companies, may have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide them an advantage in their respective regions or local markets. They may also have longer operating histories, better relationships with suppliers and subcontractors and may have more resources or lower cost of capital than us. These competitive conditions may adversely affect our business, financial condition and results of operations by decreasing our revenues, impairing our ability to successfully execute our land acquisition and land asset management strategies, increasing our costs and/or diminishing any growth in our Homebuilding segment.

Our real estate brokerage business competes with national and regional independent real estate organizations, franchisees of national and regional real estate franchisors, discount brokerages and smaller niche companies competing in local areas. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission. Additionally, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions.

Government Regulation and Environmental Matters

Government Regulation

Our Homebuilding segment operations, including land development activities, are subject to extensive federal, state and local statutes, ordinances, rules and regulations, including environmental, zoning and land use, building, employment and worker health and safety regulations. These laws and regulations affect all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. In addition, larger land parcels are generally undeveloped and may not have all of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways that we did not anticipate, the value of the parcel will be negatively impacted. During the development process, we must obtain a number of approvals from various governmental authorities that regulate matters such as: permitted land uses, levels of density and architectural designs; the level of energy efficiency our homes are required to achieve; the building of roadways and creation of traffic control mechanisms and the installation of infrastructure for utility services, such as water, sewage and waste disposal, drainage and storm water control, electricity and natural gas; the dedication of acreage for open space, parks, schools and other community services; and the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters. Those governmental entities often have broad discretion in exercising their approval authority. The approval process can be lengthy and cause significant delays or permanently halt the development process. The entitlement process may involve public input and public hearings and may also be opposed by, among others, neighboring landowners and consumer or environmental groups, which in turn can cause significant delays or permanently halt the development process. Additionally, new housing developments are often subject to various assessments for schools, parks, streets, highways and other public improvements. Our projects may also contain water features such as lakes or marinas for boating or other recreational activities. These water features may be subject to governmental regulations that could result in high or unexpected maintenance costs. Additionally, local governments in some of the areas where we operate have approved, and others where we operate or may operate in the future may also approve, various “slow growth” or “no growth” homebuilding initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those jurisdictions.

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

We are also subject to state legislation and Internal Revenue Service rulings pertaining to community development districts or similar development authorities (collectively, “CDDs”). A CDD is a local, special purpose government framework authorized under the provisions of Chapter 190, Florida Statutes, and provides a mechanism to manage and finance the infrastructure required to develop new communities. CDDs are legal entities with the ability to enter into contracts, own property, sue and be sued, and impose and levy taxes and/or assessments. CDDs are subject to audit and rulings from the Internal Revenue Service with respect to the tax-exempt status of their bonds.

We are subject to various laws and regulations containing general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, administration of escrow funds, collection of commissions, advertising and consumer disclosures. Under Florida law, real estate brokers are responsible for the conduct of their brokerage business, including the supervision of their sales associates. Although real estate sales agents historically have been classified as independent contractors, the real estate industry has increasingly faced worker classification challenges. Moreover, rules and interpretations of federal and state employment laws and regulations could change, including those governing employee classification and wage and hour regulations. Those changes could adversely impact industry practices and our real estate brokerage operations.

Our title subsidiary must comply with various real estate and other laws and regulations that impose licensing and other compliance requirements on our title insurance business. Additionally, our title and brokerage practices are subject to regulation by the Consumer Financial Protection Bureau under the Dodd-Frank Wall Street Reform and Consumer Protection Act. In order for our homebuyers to obtain Federal Housing Administration-insured or Veterans Administration-guaranteed mortgages, we must build our homes in compliance with the regulations issued by those agencies. In addition, recent directives from the U.S. Department of Treasury require title companies, including our title subsidiary, to collect and report information about persons involved in certain residential real estate transactions in Miami-Dade County. It is anticipated that such targeting orders will be extended to other geographic areas. Failure to comply with these new directives can result in civil or criminal penalties. We are a licensed contractor registered in Florida and must comply with applicable laws and regulations.

Although we believe that, in all material respects, our operations are in full compliance with applicable federal, state and local requirements, our operations may be materially impacted and our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. See “Risk Factors—Risks Related to Our Business—We are subject to extensive governmental regulation, which is frequently changing and which may substantially increase our costs of doing business and negatively impact our financial condition and results of operations. Failure to comply with laws and regulations by our employees or representatives may harm us.” in Item 1A of Part I of this Annual Report on Form 10-K.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations relating to the operations at our properties, which are administered by numerous federal, state and local governmental agencies. We expect that increasingly stringent laws and regulations will continue to be imposed on homebuilders in the future. As climate change concerns grow, legislation and regulatory activity is expected to continue and become more onerous. Additionally, environmental and energy efficiency requirements imposed by government regulations could add to building costs and have an adverse impact on the availability and price of certain raw materials, which in turn could reduce our profitability.

From time to time, the U.S. Environmental Protection Agency and similar federal or state agencies conduct inspections of our properties for compliance with environmental laws and regulations and a failure to strictly comply may result in an assessment of fines and penalties and an obligation to undertake corrective actions. Any such enforcement actions may increase our costs. See “Risk Factors—Risks Related to Our Business—Compliance with applicable environmental laws may substantially increase our costs of doing business, which could negatively impact our financial condition and results of operations.” in Item 1A of Part I of this Annual Report on Form 10-K.

Under various environmental laws and regulations, current or former owners or operators of real estate, whether leased or owned, as well as certain other categories of parties, may be required to investigate and remove hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third-parties for related damages, including bodily injury, and investigation and clean-up costs incurred by such parties in connection with the contamination, regardless of whether such contamination or environmental conditions were created by the current or prior owner or tenant, or by a third-party or neighboring property. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to detect or remediate such substances properly, may also adversely affect our ability to develop or sell the land or to borrow using the land as collateral. Although environmental site assessments conducted at our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations, nor are we aware of any material environmental liability or concerns, there can be no assurances that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2015, we had 689 full-time year-round employees, of which 233 were Homebuilding and corporate employees, 143 were Real Estate Services employees and 313 were Amenities employees. While our Homebuilding and corporate employees oversee our Homebuilding operations, we hire experienced third-party general contractors and subcontractors to supply the trade labor and to procure some or all of the building materials required for production activities. Moreover, as of December 31, 2015, we had exclusive relationships with approximately 1,700 independent licensed real estate agents through our real estate brokerage business.

Intellectual Property

We own certain logos and trademarks that are important to our overall branding and sales strategy. As of December 31, 2015, we owned over 40 registered trademarks and over 125 domain names.

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

Available Information

We maintain a website at www.wcicommunities.com where we make available, free of charge, documents that we file with, or furnish to, the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be found on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this or any other report that we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, results of operations and/or cash flows. Shareholders, investors and other interested parties should carefully consider the risk factors set forth below and the other information included elsewhere in this Annual Report on Form 10-K. If any of the events described below occur or if our actual results, performance or achievements differ materially from those expressed or implied by the forward-looking statements included in this Annual Report in Form 10-K, there could be a material adverse effect on our business, financial condition, results of operations and/or cash flows and the trading price of our common stock could decline. Shareholders, investors and other interested parties should be aware that the risk factors described below and the other information set forth elsewhere in this Annual Report on Form 10-K may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or cash flows.

Risks Related to Our Business

Our business is cyclical and significantly affected by changes in general and local economic conditions and any slowing or reversal of the present ongoing housing recovery may materially and adversely affect our business and results of operations.

Demand for new homes is cyclical and highly sensitive to economic conditions over which we have no control, including changes in:

•	mortgage interest rates;

•	inflation;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	availability and pricing of mortgage financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	domestic and global financial system and credit market stability;

•	private party and government mortgage loan programs (including changes in Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Housing Administration (the “FHA”), or successor agencies, conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses;

•	supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing;

•	the rate at which “shadow inventory” enters into the housing market;

•	homebuyer interest in our current or new product designs and new home community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•	real estate taxes.

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

Adverse changes in economic conditions can also cause demand and prices for our homes to diminish or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many buyers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our buyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Because we primarily target buyers for homes in luxury lifestyle communities, we may also be more susceptible to adverse changes in general and local economic conditions.

Furthermore, the most recent recession and downturn in the homebuilding industry had a significant adverse effect on us. While we believe that the housing market began to recover during 2012, the present ongoing housing recovery is relative to an extremely low level of consumer demand for homes, home sales and new residential construction activity, reflecting the severity of the housing downturn. Even with the industry upturn, sales, deliveries, revenues and profitability remain well below, and may not return to, the peak levels reached shortly before the housing downturn began. If the present housing recovery stalls or does not continue at the same pace, or if there is limited economic growth or a decline, low growth or decreases in employment and consumer incomes, and/or continued stringent mortgage lending standards and practices, there would likely be a corresponding adverse effect on our business and our consolidated financial statements, including, but not limited to, the number of homes we deliver, our average selling prices, the amount of revenues we generate and our ability to operate profitably, and the effects may be material.

Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline.

During the three years ended December 31, 2015, substantially all of our revenues were generated from our Florida operations. During the downturn from 2006 to 2010, the value of land, the demand for new homes and home selling prices declined substantially in Florida, which materially and adversely impacted our business, financial condition and results of operations. Although the Florida housing market continues to recover, we cannot predict the extent or timing of its further recovery, if at all. There can be no assurances that our business, financial condition and results of operations will not be adversely affected if the conditions in Florida do not continue to improve or any improvement takes place over an extended period of time. Because our operations are concentrated solely in Florida, a prolonged economic downturn in one or more Florida markets could have a material adverse effect on our business, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more geographically diversified operations. Slower rates of population growth or population declines in our Florida markets could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our business, financial condition and results of operations. Additionally, if buyer demand for new homes in Florida weakens, home selling prices may decline, which could adversely impact our profitability.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual Homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months primarily because (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of Real Estate Services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual Amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Additionally, delays, severe weather, natural disasters or significant negative economic events that occur in the fall or early winter may have a disproportionate effect on our revenues, income and cash flows. We believe that quarter-to-quarter comparisons of our results should not be relied on as an indicator of future performance. As a result of fluctuations in our quarterly revenues and operating results, the price of our common stock may experience volatility. See “Business—Seasonality” in Item 1 of Part I of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Item 7 of Part II of this Annual Report on Form 10-K.

We may not be able to maintain our Homebuilding segment gross margins in the future.

Our Homebuilding segment gross margin percentages during the years ended December 31, 2015, 2014 and 2013 were 26.3%, 28.3% and 30.0%, respectively. Our Homebuilding gross margins during such three-year period were favorably impacted by the low book value of our land, which was reset to then-current fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time. We expect that homes delivered from communities we owned in September 2009 that were reset to then-current fair values will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our most recent land acquisitions. As of December 31, 2015, approximately 30% of our total owned or controlled home sites, or approximately 4,000 home sites, benefited from being reset to fair value in September 2009. While we currently have a portion of our land inventory at an attractive book value when compared to the current fair value of that land, based on the prices of the land we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our Homebuilding gross margin will lessen in the future. Additionally, the opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly more limited and competitive. As a result, we are spending more on land development, as we are purchasing more undeveloped land and partially finished home sites. Moreover, weak general economic conditions, including low employment and population growth, future competition and other factors may impact our ability to realize sales prices in excess of the book value of our land inventory or to continue to increase our home selling prices and increase sales in new communities and neighborhoods. These factors could impact our ability to maintain our current level of Homebuilding gross margin in the future.

The homebuilding industry and housing market are very competitive and such conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land assets, financing, building materials, and skilled management talent and trade labor. We compete in each of our markets with other local, regional and national homebuilders. Other homebuilders also have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide an advantage in their respective regions or local markets. In addition, a number of our primary competitors are relatively larger companies, have longer operating histories, have higher business volumes, have relationships with more suppliers and subcontractors and may have more resources or a lower cost of capital than us. We may be at a competitive disadvantage with regard to certain competitors whose operations are more geographically diversified than ours, as those competitors may be better able to withstand any future downturn in the Florida housing market. While we do not provide any mortgage brokerage services, several of our competitors do offer such services, which may give them a competitive advantage. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. The competitive conditions in the homebuilding industry can result in us:

•	having difficulty acquiring raw materials, skilled management and trade labor at acceptable prices;

•	selling homes at lower prices;

•	offering or increasing sales incentives, discounts or price concessions for our homes;

•	delivering fewer homes;

•	incurring higher construction and land costs;

•	selling fewer homes or experiencing higher home purchase contract cancellations by buyers;

•	recognizing impairments in the value of our real estate inventories and other assets;

•	having difficulty acquiring desirable land assets that meet our investment return criteria, and in selling our interests in land assets that no longer meet such criteria on favorable terms, or at all;

•	incurring delays in the construction of our homes; and

•	having difficulty securing external financing, surety bonds (performance and financial) or letters of credit on favorable terms.

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

The homebuilding industry has, from time to time, experienced labor and raw material shortages and has been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the prices for labor, concrete, steel, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our communities. These labor and material shortages can be more acute during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also be adversely affected during periods of shortage or high inflation. We have also observed that the cost of labor and raw materials has been increasing as a result of an improving housing market in Florida. If sales prices of homes do not keep pace with these increased costs, our gross margins could be negatively affected. During the most recent economic downturn, a large number of qualified tradespeople went out of business or otherwise exited the market, which may limit capacity for new construction until the labor base grows. Additionally, the cost of petroleum products, which are used to deliver our materials, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents, which could affect the price of our important raw materials. Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We must also contend with other risks associated with construction activities, including the inability to obtain insurance or obtaining insurance at significantly increased rates, cost overruns, labor disputes, unforeseen environmental or engineering problems, work stoppages and natural disasters, any of which could delay construction and result in a substantial increase in costs that would reduce our profitability. Claims may be asserted against us for construction defects, architectural and/or design defects, personal injury or property damage, product liability and warranty claims, and these claims may give rise to liability. Where we hire contractors, if there are unforeseen events such as the bankruptcy of, or an uninsured or under-insured loss claimed against, our contractors, we may become responsible for the losses or other obligations of the contractors, which may materially and adversely affect our business, financial condition and results of operations. Should losses in excess of insured limits occur, the losses could adversely affect our business, financial condition and results of operations. Additionally, our results of operations could be negatively impacted in the event that a contractor for our residential construction experiences significant cost overruns or delays and is not able to satisfactorily address such issues or if buyers make claims for rescission arising out of substantial delays in completion of a building and their units.

Because our business depends on the acquisition of new land, a shortage of available land could limit our ability to develop new communities, increase land costs and reduce our revenues and/or negatively affect our results of operations.

Our long-term success and growth strategy depend, in part, on the continued availability of suitable land at acceptable prices. The availability of land for purchase at favorable prices depends on a number of factors outside of our control. We may compete for available land with entities that possess significantly greater financial, marketing and other resources. Additionally, we may be unable to obtain financing to purchase new land on satisfactory terms, or at all. Competition generally reduces the amount of land available and the willingness of sellers to sell at reasonable prices, thereby increasing the cost of such land. Restrictive governmental regulations, including, but not limited to, zoning regulations and environmental requirements, may also affect the availability and market value of land. If sufficient suitable land opportunities do not become available, it could limit our ability to develop new communities, increase our land costs and negatively impact our business, financial condition and results of operations.

If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.

The risk of owning developed and undeveloped land can be substantial for us. Our current growth strategy will require us to invest a significant portion of our capital in new land acquisitions over the next several years. The successful execution of this strategy will significantly increase the amount of land that we hold. The market value of the undeveloped land, buildable home sites and housing inventories we hold can fluctuate significantly as a result of changing economic and market conditions. There is an inherent risk that the value of the land owned by us may decline after being purchased. The valuation of property is inherently subjective and based on the individual characteristics of each property. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. We may have acquired options on or bought and developed land at a cost that we will not be able to fully recover or on which we cannot build and sell homes profitably. In addition, our deposits for home sites controlled under option or similar contracts may put us at risk. Factors such as changes in regulatory requirements and applicable laws (including those in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of buyers, potentially adverse tax consequences, and mortgage interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory or land development costs increase beyond our anticipated construction costs, our profitability may be adversely affected and we may not be able to recover our costs when we sell and build homes.

Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that asset. During the year ended December 31, 2014, we recorded an asset impairment charge of $1.2 million because the estimated undiscounted cash flow for one of our Amenities assets did not exceed its carrying value; however, we did not record any such charges during the years ended December 31, 2015 and 2013. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. If economic or market conditions deteriorate, we may impair additional land holdings and projects, write-off option deposits (if applicable), sell homes or land at a loss, and/or hold land or homes in inventory longer than planned. Additionally, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, which can trigger asset impairments in a poorly performing project or market. If, as planned, we significantly increase the amount of land we hold over the next several years, we will also materially increase our exposure to the risks associated with owning land, which means that if economic and market conditions deteriorate, this deterioration would have a significant adverse impact on our business, financial condition and results of operations.

If we are not able to develop our communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

Before a community generates any revenues, material expenditures are required to acquire land, to obtain or renew permits, development approvals and entitlements and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. There is a lag between the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. We can also experience significant delays when obtaining permits, development approvals and entitlements. Additionally, we may also have to renew existing permits and there can be no assurances that these permits will be renewed. Lag time varies on a project-by-project basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. Litigation challenging project approvals could also add additional time to the development approval process. As a result of these possible lag times, we face the risk that demand for housing may decline during this period and we will not be able to dispose of undeveloped land or home sites acquired for development at expected prices or within anticipated time frames, or at all. The market value of home inventories, undeveloped land, options for land and developed home sites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Furthermore, after a delay, we may face increased development costs due to prices that exceed our expectations as a result of inflation or other matters that are beyond our control.

It generally takes several years for a community development project to achieve cumulative positive cash flow. Moreover, there is a higher degree of risk to our homebuilding operations if we expand our business in the future beyond the current well-established markets or outside of Florida. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect on our financial condition and results of operations. Additionally, if we experience delays that result in a decline in market values of our home inventories, undeveloped land, and options for land and developed home sites, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to recognize material write-downs of the book value of our real estate inventories if values decline.

During 2015, we re-entered the tower business when we began construction of a 75-unit luxury high-rise tower in Bonita Springs, Florida and, in the future, we may construct additional towers. As a result, we may incur significant pre-construction costs and be subject to costly delays and unfavorable changes in market conditions, each of which could adversely affect our business, liquidity, financial condition and results of operations.

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

If the volume of our tower business is substantive, our quarterly operating results will fluctuate depending on the construction time for our towers, the levels of pre-sale activity and the relatively short delivery time of pre-sold units once a building is completed. Depending on the number of towers that are completed during any given quarterly period, our future operating results may be uneven and may be marked by lower revenues and earnings in some quarters when compared to other quarters.

Our business and results of operations are dependent on the availability and skill of subcontractors and, in the case of our tower and Amenities businesses, general contractors.

All of our residential construction work is done by third-party subcontractors with us acting as the general contractor, except in the case of our tower and Amenities businesses, where we hire general contractors to construct those buildings. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors and, in the case of our tower and Amenities businesses, general contractors. There can be no assurances that skilled subcontractors or general contractors will continue to be available at reasonable rates and in the areas where we conduct our operations. Additionally, our subcontractors and general contractors could experience unfavorable circumstances, such as not being adequately capitalized or insured, work stoppages, manpower constraints, employment law violations, financial distress and/or bankruptcy, each of which could compromise their ability to fulfill their obligations to us. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Moreover, despite our quality control efforts, we may discover that our subcontractors or general contractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we, generally through our subcontractors or general contractors, repair the homes in accordance with our new home warranty policy or applicable Florida law regarding our condominiums. We typically reserve approximately 0.5% of the selling price of each home we sell to provide customer service to our homebuyers, which is subject to change based on our actual warranty experience. These reserves are established based on market practices, our historical experience and our judgment of the qualitative risks associated with the types of homes built. However, the costs to satisfy our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the repair costs from our subcontractors or general contractors. Regardless of the steps we take, we can, in some instances, be subject to fines or other penalties, and our reputation may be injured.

Additionally, although subcontractors are independent of the homebuilders that contract with them under normal business practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies expand the “joint employer” standard and deem the employees of our subcontractors to be our employees, we could be embroiled in labor disputes between our subcontractors and labor organizations and be responsible for wage, hour and other employment-related liabilities of our subcontractors.

We are subject to extensive governmental regulation, which is frequently changing and which may substantially increase our costs of doing business and negatively impact our financial condition and results of operations. Failure to comply with laws and regulations by our employees or representatives may harm us.

Our Homebuilding segment operations, including land development activities, are subject to extensive federal, state and local statutes, ordinances, rules and regulations, including environmental, zoning and land use, building, employment and worker health and safety regulations. These laws and regulations affect all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. In addition, larger land parcels are generally undeveloped and may not have all of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways that we did not anticipate, the value of the parcel will be negatively impacted. During the development process, we must obtain a number of approvals from various governmental authorities that regulate matters such as:

•	permitted land uses, levels of density and architectural designs;

•	the level of energy efficiency our homes are required to achieve;

•	the building of roadways and the creation of traffic control mechanisms and the installation of infrastructure for utility services, such as water, sewage and waste disposal, drainage and storm water control, electricity and natural gas;

•	the dedication of acreage for open space, parks, schools and other community services; and

•	the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters.

Those governmental entities often have broad discretion in exercising their approval authority. The approval process can be lengthy and cause significant delays or permanently halt the development process. The entitlement process may involve public input and public hearings and may also be opposed by, among others, neighboring landowners and consumer or environmental groups, which in turn can cause significant delays or permanently halt the development process. Litigation challenging governmental approvals could also cause significant delays or halt the development process. Delays or a temporary or permanent halt in the development process can cause substantial increases to our development costs, delays in constructing and selling homes, or cause us to abandon the project and to sell the affected land at a loss, which in turn could harm our results of operations.

Additionally, new housing developments are often subject to various assessments for schools, parks, streets, highways and other public improvements. The costs of these assessments can be substantial and can result in increases in the prices of our homes, which in turn could reduce our sales and/or profitability.

Our projects may also contain water features such as lakes or marinas for boating or other recreational activities. These water features may be subject to governmental regulations that could result in high or unexpected maintenance costs. Additionally, there is the potential for liability related to the recreational use of such water features by residents and guests.

As climate change concerns grow, legislation and regulatory activity is expected to continue and become more onerous. Similarly, energy-related initiatives will impact a wide variety of companies throughout the world and because our operations are heavily dependent on significant amounts of raw materials, such as concrete, steel and lumber, these initiatives could have an indirect adverse effect on our business, financial condition and results of operations to the extent that the suppliers of our raw materials are burdened with expensive or onerous energy or environmental-related regulations. Additionally, environmental and energy efficiency requirements imposed by government regulations could add to building costs and have an adverse impact on the availability and price of certain raw materials, which in turn could reduce our profitability.

Our title insurance operations are subject to applicable insurance and other laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions and penalties, the loss of required licenses and claims for monetary damages. In addition, recent directives from the U.S. Department of Treasury require title companies, including our title subsidiary, to collect and report information about persons involved in certain residential real estate transactions in Miami-Dade County. It is anticipated that such targeting orders will be extended to other geographic areas. Failure to comply with these new directives can result in civil or criminal penalties.

Florida has enacted legislation to regulate homeowner associations, which affects the master and condominium associations we manage or control in our communities. We are also subject to state legislation and Internal Revenue Service rulings pertaining to community development districts or similar development authorities (collectively, “CDDs”). A CDD is a local, special purpose government framework authorized under the provisions of Chapter 190, Florida Statutes, and provides a mechanism to manage and finance the infrastructure required to develop new communities. CDDs are legal entities with the ability to enter into contracts, own property, sue and be sued, and impose and levy taxes and/or assessments. CDDs are subject to audit and rulings from the Internal Revenue Service with respect to the tax-exempt status of their bonds.

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

We are subject to various federal, state and local environmental laws and regulations relating to the operations at our properties, which are administered by numerous federal, state and local governmental agencies. Our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. Compliance with these laws and regulations may also restrict or delay our homebuilding activities. The inability to grow our business or the need to pay costs beyond our current expectations could reduce our profitability. Additionally, our operating costs may also be affected by our compliance with, or our being subject to, environmental laws, ordinances and regulations relating to hazardous or toxic substances of, under, or in our properties. These costs could be significant and could result in decreased profitability or the inability to develop our land as originally intended.

We anticipate that increasingly stringent permit and approval requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures, which could cause delays and increase our costs of operations. We may also become subject to challenges by third-parties, such as environmental groups or neighborhood associations, under environmental laws and regulations regarding the permits and other approvals for our projects and operations. In those cases where an endangered or threatened species is involved and related agency rule-making and/or litigation is ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on or the prohibition of development and building activity in identified environmentally sensitive areas. Additionally, the continued effectiveness of permits already granted or approvals already obtained is dependent on many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials.

From time to time, the U.S. Environmental Protection Agency and similar federal or state agencies conduct inspections of our properties for compliance with environmental laws and regulations and a failure to strictly comply may result in an assessment of fines and penalties and an obligation to undertake corrective actions. Any such enforcement actions may increase our costs.

Under various environmental laws and regulations, current or former owners or operators of real estate, whether leased or owned, as well as certain other categories of parties, may be required to investigate and remove hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third-parties for related damages, including bodily injury, and investigation and clean-up costs incurred by such parties in connection with the contamination, regardless of whether such contamination or environmental conditions were created by the current or prior owner or tenant, or by a third-party or neighboring property. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to detect or remediate such substances properly, may also adversely affect our ability to develop or sell the land or to borrow using the land as collateral. There can be no assurances that the environmental assessments that we have undertaken have revealed all potential environmental liabilities or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, financial condition or results of operations.

Governmental entities in regions where we operate have adopted or may adopt “slow growth” or “no growth” initiatives, which could adversely affect our ability to build or timely build in these areas.

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

Our Homebuilding and Real Estate Services segments depend on the ability of some homebuyers to obtain financing for the purchase of their homes. During the most recent real estate market downturn, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs that were being offered and, as a result, credit requirements have since tightened and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality during the downturn had caused almost all lenders to stop offering subprime mortgages and most other loan products that do not conform to standards set by Fannie Mae, Freddie Mac and the FHA. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes. These developments may delay the continued improvement in the housing market. If our potential homebuyers, the buyers of our homebuyers’ existing homes or other customers of our Real Estate Services businesses cannot obtain suitable financing, our business, financial condition and results of operations could be adversely affected.

Increases in home mortgage interest rates may (i) make it more difficult for our buyers to qualify for home mortgage loans, thereby potentially decreasing our home sales, and (ii) cause a contraction in our Real Estate Services businesses due to reduced mortgage refinancing activity. Given the increase in the federal funds rate by the Federal Reserve Board in December 2015 and market expectations for the next twelve months, mortgage interest rates during 2016 and beyond may prove to be more volatile than in recent years.

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

Moreover, the FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines and, as a result, can be a source for financing the sale of our homes. In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. The limited availability of condominium financing and requirements for higher minimum credit scores have reduced the opportunities for buyers to borrow from lenders. Additionally, we are also seeing certain limitations on seller-paid closing costs and concessions as a result of existing restrictions on FHA-insured loans. This continuing trend and/or any other future restrictions may negatively affect the availability or affordability of FHA financing, which could adversely affect the volume of homes sold to those buyers seeking FHA financing.

The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 implemented new requirements relating to residential mortgages and mortgage lending practices. These include, among other things, minimum underwriting standards, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. Such provisions may effectively reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could adversely affect our home sales, financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.

As of December 31, 2015, we had recorded a deferred tax asset of $92.9 million, which was net of a valuation allowance of $71.8 million. Additionally, at such date, we had (i) $269.4 million of net operating loss (“NOL”) carryforwards for federal income tax purposes and (ii) $243.8 million of NOL carryforwards for Florida income and franchise tax purposes, a portion of which were subject to our deferred tax asset valuation allowance.

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

Prior to 2015, we experienced ownership changes affecting our current federal and state NOL carryforwards. Additionally, during July 2015, WCI Communities, Inc. (“WCI”) completed the registered public offering of its common stock (the “Offering”) by entities affiliated with Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”) wherein the Selling Stockholders sold 3,737,500 shares of WCI’s common stock. WCI did not sell any shares in the Offering or receive any portion of the proceeds therefrom. As a result of the Offering, we underwent an ownership change and are now subject to certain new annual limitations under Section 382 and corresponding state law. While such limitations may impact the amount by which we can utilize our federal and state NOLs to offset taxable income in any particular year, we currently do not expect that they will impact our ability to ultimately utilize the NOLs over time.

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

A principal component of our business strategy is to continue to grow profitably in a controlled manner, including, where appropriate, through land and other acquisitions. Any future acquisitions, especially those beyond our current well-established markets or outside of Florida, would be accompanied by risks such as:

•	our inability to obtain development and other approvals from various governmental authorities necessary to close acquisitions;

•	the overvaluation of our targeted acquisitions;

•	diversion of our management’s attention from ongoing business matters;

•	our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;

•	difficulties in assimilating the operations and personnel of acquired companies or businesses; and

•	difficulties involved in acquisitions that are outside of our existing markets.

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

While we typically enter into purchase or option contracts for the acquisition of land, there can be no assurances that even after execution of these contracts we will be able to consummate such acquisitions on the terms included therein, or at all, because, but not limited to, of our inability to obtain governmental approvals and entitlements, matters uncovered during due diligence, including environmental and title matters, and other regulatory and community issues. Moreover, in cases where we do not go forward with an acquisition, we may lose our deposits and/or be unable to recover our due diligence, development and other transaction costs. When we enter into non-binding letters of intent for land acquisitions, for example, it is also possible that we may choose not to, or may be unable to, for reasons beyond our control, enter into binding agreements. Additionally, in any land acquisition, we may underestimate land development costs, which could reduce our profitability.

Even if we overcome these challenges and risks, we may not realize the anticipated benefits of our acquisitions and there may be other unanticipated or unidentified effects. While we would typically seek protection through warranties and indemnities, as applicable, significant liabilities may not be identified during due diligence or come to light after the expiration of any warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and results of operations.

We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or the other partners in the joint venture to fulfill their obligations.

We selectively enter into business relationships through partnerships and joint ventures with unrelated third-parties. These partnerships and joint ventures have historically been utilized to acquire, develop, market and operate timeshare, golf course and other amenity projects. Our joint venture operations face all of the inherent risks associated with real estate and construction, such as obtaining permits, complying with applicable federal, state and local laws and regulations, and obtaining financing, that are described elsewhere in this “Risk Factors” section. We face the additional risk that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. Therefore, we depend heavily on our partners in each joint venture to both cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the joint venture and ensure that they, and the joint venture, fulfill their respective obligations to us and to third-parties. If the partners in our joint ventures do not provide such cooperation or fulfill those obligations due to their financial condition, strategic business interests (which may be contrary to ours) or otherwise, we may be required to spend additional resources and suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to potential legal defenses they may have, their financial condition and other circumstances. Furthermore, the termination of a joint venture may also give rise to lawsuits and legal costs.

Although our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future. If our joint ventures incur indebtedness in the future, the lenders may require us and our partners to provide guarantees and indemnities to the lenders with respect to the joint venture’s debt, which may be triggered under certain conditions when the joint venture fails to fulfill its obligations under its loan agreements.

Tax law changes could make home ownership more expensive or less attractive.

Tax law changes could make home ownership more expensive or less attractive. Certain expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes subject to various limitations under current tax law. Various proposals have been publicly discussed to limit mortgage interest deductions and repeal or otherwise limit the taxable income gain exclusion attributable to the sale of a principal residence. If the federal government or a state government changes its income tax laws, including, as some lawmakers have proposed, to eliminate or substantially modify these income tax deductions without offsetting provisions, then the after-tax cost of owning a new home would increase substantially for many of our potential buyers. These circumstances could adversely impact demand for and/or selling prices of new homes.

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

The Florida climate presents risks of natural disasters. To the extent that hurricanes, severe storms, floods, wildfires, soil subsidence and other weather-related and geological events, including sinkholes, or other natural disasters or similar events occur, our business may be adversely affected by requiring us to delay or halt construction, experience shortages in labor and raw materials, or to perform potentially costly repairs to our projects under construction, unsold homes and recreational amenities (e.g., golf courses, marinas, etc.). There is also the possibility of environmental disasters occurring, such as oil spills in the Gulf of Mexico, which could result in costly repairs to our properties in the affected areas and negatively impact the demand for new homes in those areas and otherwise adversely affect our business operations in the affected areas. There is also growing concern from the scientific community that an increase in average temperatures globally due to emissions of greenhouse gases and other human activities will cause significant changes in global weather patterns and, as a result, increase the frequency and severity of natural disasters. In the future, certain losses may not be insurable and a sizable uninsured loss could materially and adversely affect our business. Additionally, due to the concentrated nature of our operations, natural disasters affecting more than one of our Florida markets could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. See “—Our geographic concentration in Florida could adversely affect us if the homebuilding industry in Florida should decline.”

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully compensated by insurance. Additionally, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies. Should an uninsured loss or a loss in excess of insured limits occur, we could incur a financial loss or lose capital invested in the affected property as well as anticipated future income from that property. Moreover, we have a number of properties in Florida that are susceptible to hurricanes and tropical storms. While we generally carry windstorm and flood coverage with respect to these properties, the policies contain per occurrence deductibles and aggregate loss limits and sub-limits that limit the amount of proceeds that we may be able to recover. Additionally, we could be liable to repair damage or incur liabilities caused by uninsured or excluded risks. We may be liable for any debt or other financial obligations related to the affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.

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

We compete with national and regional independent real estate organizations, franchisees of national and regional real estate franchisors, discount brokerages and smaller niche companies competing in local areas. Real estate brokers compete for sales and marketing business primarily on the basis of the services offered, reputation, utilization of technology, personal contacts and brokerage commission.

The real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and, while they were negatively impacted by the most recent downturn in the residential housing market, they may adjust their business model and increase their market presence in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for our company-owned brokerage business by establishing relationships with independent real estate agents and/or buyers and sellers of homes.

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

Our real estate brokerage business does business as Berkshire Hathaway HomeServices Florida Realty pursuant to a franchise agreement. Our business, liquidity, financial condition and results of operations could be adversely affected if the franchise agreement granting us the right to use the brand name were terminated.

Watermark Realty, Inc. currently does business as Berkshire Hathaway HomeServices Florida Realty pursuant to a franchise agreement, as amended, with BHH Affiliates, LLC (the “Berkshire Agreement”) that became effective during October 2013 and made us one of the first franchisees to operate under the new Berkshire Hathaway HomeServices brand name. We believe that this brand strengthens our ability to take advantage of the improving resale home market. Pursuant to the Berkshire Agreement, we currently have (i) an exclusive right to provide real estate brokerage services using the brand name in Broward, Lee, Manatee, Martin and Sarasota Counties, as well as in portions of Collier, Miami-Dade, Palm Beach and Saint Lucie Counties, and (ii) a limited exclusive right to provide real estate brokerage services using the brand name in Orange, Osceola and Seminole Counties. All such counties are in Florida. We pay annual and monthly royalties and fees based on gross revenues. Under the Berkshire Agreement, we must comply with operating standards and terms and conditions imposed by the franchisor and must obtain its consent to open new operating locations or operate other businesses within the insurance or real estate brokerage industries. The Berkshire Agreement permits the franchisor to terminate the agreement in certain cases, such as a failure by us to meet certain obligations thereunder, bankruptcy, abandonment of the franchise, assignment of the franchise without the franchisor’s consent or material violations of any federal, state or local laws and regulations. If the Berkshire Agreement terminates due to our failure to comply with its terms and conditions, we may be liable for damages. Additionally, a termination of the Berkshire Agreement for any reason without a suitable replacement brand name in a timely fashion, could adversely affect our business, liquidity, financial condition and results of operation.

Independent real estate agents that work for our real estate brokerage business could take actions that could harm our business and results of operations.

The real estate agents that work for our real estate brokerage business are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day activities. If these independent real estate agents were to provide a diminished quality of service to buyers, our image and reputation may suffer materially, thereby adversely affecting our business and results of operations. Additionally, independent real estate agents may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our image, reputation and goodwill.

Our real estate brokerage business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business.

We are subject to various laws and regulations containing general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, administration of escrow funds, collection of commissions, advertising and consumer disclosures. Under Florida law, real estate brokers are responsible for the conduct of their brokerage business, including the supervision of their sales associates. Although real estate sales agents historically have been classified as independent contractors, the real estate industry has increasingly faced worker classification challenges. Moreover, rules and interpretations of federal and state employment laws and regulations could change, including those governing employee classification and wage and hour regulations. Those changes could adversely impact industry practices and our real estate brokerage operations.

Our development and construction of condominiums and subdivisions are subject to claims from the related condominium association and/or homeowners association at each project.

A portion of our business is dedicated to the formation of condominiums, which are governed by condominium associations. Although we retain control of the condominium associations at a number of our projects, we are required to transfer control of the condominium association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third-party owners. Although we maintain reserves for turnover purposes, transfer of control can result in claims with respect to deficiencies in operating funds and reserves, construction defects, failure to maintain common areas and other condominium-related matters by the condominium association and/or the third-party condominium unit owners. Any such material claims, including those in excess of our established reserves, could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our operations as a whole.

A portion of our business is dedicated to the formation of subdivisions, which are governed by homeowners associations. As with condominium associations, although we retain control of the homeowners associations at a number of our projects, we are required to transfer control of the homeowners association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of subdivided home sites to third-party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves (to the extent applicable), construction defects, failure to maintain common areas and other subdivision-related matters by the homeowners association and/or the third-party subdivided lot owners. Any such material claims, including those in excess of our established reserves (if any), could negatively affect our reputation in subdivision development and ultimately have a material adverse effect on our operations as a whole.

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

In certain legal proceedings, plaintiffs may seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend and, if we were to lose any certified class action lawsuit, could result in substantial potential liability for us. We record reserves, if necessary, for such matters in our consolidated financial statements. With respect to certain general liability exposures, including construction defects, moisture intrusion and related mold claims and product liability, the interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process are highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique characteristics. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically.

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

An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, changes in immigration laws, trends in labor force migration and other fluctuations in the labor market. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key personnel or to attract a suitable replacement should any member of our management team leave is dependent on the competitive nature of the employment market. Furthermore, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management away from our existing operations. Moreover, we do not maintain key person insurance in respect of any member of our senior management team. The loss of any of our management members or key personnel could adversely impact our business, financial condition and results of operations.

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

Inflation can have an adverse impact on our results of operations because increasing costs of land, materials and labor may require us to increase the selling prices of our homes to maintain satisfactory gross margins. If there is a reversal or slowing of the current housing market recovery, we may not be able to sufficiently increase our home selling prices due to, among other things, competition in the industry. In such an environment, we may not be able to raise home prices enough to keep up with the rate of inflation and our gross margins could decline. Ultimately, we might need to decrease home selling prices, which could further reduce our gross margins and require us to reduce the carrying value of our land inventory. Moreover, our cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Current or future efforts by the government to stimulate the economy may yield higher inflation and cause an adverse impact on our business, financial condition and results of operations.

An increase in home order cancellations could adversely impact our financial condition and results of operations.

During the years ended December 31, 2015, 2014 and 2013, 7.4%, 6.8% and 4.7% of our total home orders were cancelled, respectively. In the normal course of business, buyers who contract to buy a home occasionally do not close on the transaction whether due to an economic downturn, failure to satisfy contingencies, mutual termination, default by the buyer or otherwise. An increase in the rate or number of cancellations may adversely impact our home sales revenues and results of operations, as well as our backlog. In cases of cancellations, we remarket the home and usually keep any deposits that we are permitted to retain. These deposits may not cover the additional carrying costs and costs to resell the home.

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

In the future, we may become subject to litigation, including claims relating to our operations, securities offerings or otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our results of operations and cash flows, thereby materially and adversely affecting us. Litigation or the resolution of litigation may affect the availability or cost of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

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

We rely on information technology and other computer resources to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by our personnel. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect our information technology, computer intrusion efforts are becoming increasingly sophisticated and even the controls that we have installed might be breached. If we were to experience a significant period of disruption in the information technology systems that involve interactions with our customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, which could result in significant financial or reputational damage to us.

We may face utility or resource shortages or cost fluctuations, which could have an adverse effect on our operations.

A shortage of utilities or natural resources in geographic areas in which we operate may make it difficult for us to obtain regulatory approvals to begin our projects. Our existing projects may also be delayed, which would impose additional costs and jeopardize our ability to complete construction and meet our contractual obligations. Such shortages could adversely affect our access to key building materials, particularly concrete, steel and drywall, and could reduce demand for our homes and adversely affect our business. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Those potential actions may cause delays in our projects, increase our costs or limit our ability to operate in those geographic areas, each of which could adversely affect our business and results of operations.

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

We intend to employ prudent levels of leverage to finance our business, including the acquisition and development of home sites and the construction of homes. As of December 31, 2015, we had $250.0 million of total aggregate principal amount of debt outstanding, which consisted solely of our 6.875% Senior Notes due 2021 (the “2021 Notes”). Additionally, during August 2013, we entered into a four-year senior unsecured revolving credit facility in an aggregate amount of up to $75.0 million (the “Original Revolving Credit Facility”). As of December 31, 2015, we had $218.7 million of available liquidity from cash and cash equivalents, the Original Revolving Credit Facility and our five-year $10.0 million senior secured loan with Stonegate Bank (the “Stonegate Loan”). On February 9, 2016, the Original Revolving Credit Facility was amended and restated (the “Amended and Restated Revolving Credit Facility”) by the Company and the lenders party thereto to, among other things, increase the total amount available thereunder to $115.0 million and extend the term of the agreement to February 9, 2020. See Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our debt obligations.

We will consider a number of factors when evaluating our level of indebtedness and making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our amended and restated certificate of incorporation and amended and restated bylaws do not contain a limitation on the amount of debt that we may incur and we may change our target debt levels at any time without the approval of our shareholders, subject to the covenants contained in our existing debt agreements.

Our use of debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operating activities may be insufficient to make required payments of principal and interest on our debt, which would likely result in an acceleration of such debt;

•	our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurances that investment yields will increase with higher financing costs;

•	our debt may limit our ability to obtain additional financing to fund real estate inventories, capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited; and

•	we may be required to dedicate a larger portion of our cash flow from operating activities to payments on our debt, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent that we cannot meet any future debt service obligations, we risk losing some or all of our assets through foreclosure proceedings to the extent that such assets are pledged to secure our obligations. Certain of our debt agreements have, and any additional debt agreements that we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving holders of certain debt the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could have a material adverse effect on our business, financial condition and results of operations. Moreover, certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.

If we cannot obtain letters of credit and surety bonds, our ability to operate may be restricted.

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements, primarily with governmental authorities. Under Florida law, we also need surety bonds to use homebuyers’ escrowed deposits for construction purposes, unless homebuyers waive their escrow rights. As of December 31, 2015, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $47.6 million as of December 31, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of December 31, 2015 was $28.4 million, primarily based on development remaining to be completed. Our ability to obtain additional letters of credit and surety bonds primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the capacity of the markets for such financial instruments. Issuers of letters of credit and surety bond providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time. We must also fully indemnify providers of surety bonds. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, or if we are required to provide credit enhancement, such as cash deposits, our ability to operate could be significantly restricted, thereby having an adverse effect on our business, liquidity, financial condition and results of operations.

We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

The homebuilding industry is capital-intensive and we incur significant costs in the early stages of our projects to acquire land parcels and begin development. Additionally, if housing markets are not favorable or permitting and development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. Our access to additional third-party sources of financing will depend, in part, on:

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

Based on our current operations, anticipated growth and certain capital raising activities during the years ended December 31, 2014 and 2013, we believe that we can meet our cash requirements for the year ending December 31, 2016 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). To a large extent, though, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Moreover, if we do raise additional funds through the incurrence of debt, we will incur increased debt service costs and may become subject to additional restrictive financial and other covenants. We may also choose to raise additional funds through equity, which would result in dilution to existing shareholders. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

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

The indenture governing the 2021 Notes, the credit agreement governing the Amended and Restated Revolving Credit Facility and the senior loan agreement governing the Stonegate Loan restrict, and any debt we incur in the future will likely restrict, our ability to take specific actions even if we believe that such actions may be in our best interests. These include, but are not limited to, covenants (financial and otherwise) generally affecting our ability, subject to certain exceptions and exemptions, to:

•	incur additional indebtedness;

•	declare or pay dividends, redeem stock or make other distributions on capital stock;

•	make investments;

•	create liens;

•	place restrictions on the ability of our subsidiaries to pay dividends or make other payments to WCI Communities, Inc.;

•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•	sell assets; and

•	enter into transactions with affiliates.

Additionally, the credit agreement governing the Amended and Restated Revolving Credit Facility contains customary affirmative covenants and certain financial maintenance covenants, including a minimum consolidated tangible net worth covenant, a consolidated leverage ratio covenant and a covenant requiring either minimum liquidity or maintenance of a consolidated interest coverage ratio according to a schedule set forth in such credit agreement.

Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we breach any of these covenants (financial or otherwise) or restrictions, we could be in default under our existing debt arrangements or any other future financing arrangement that we enter into. This circumstance would permit the holders of the 2021 Notes, the lenders under the Amended and Restated Revolving Credit Facility or Stonegate Bank to take certain actions, including declaring the 2021 Notes, the Amended and Restated Revolving Credit Facility or the Stonegate Loan, as applicable, due and payable, together with accrued and unpaid interest. If the 2021 Notes, the Amended and Restated Revolving Credit Facility, the Stonegate Loan or any other future financing arrangement that we enter into were to be accelerated, our assets, in particular our liquid assets, may be insufficient to repay our indebtedness. A default could also significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. The occurrence of any default could have a material adverse effect on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K.

Risks Related to Our Organization and Ownership of Our Common Stock

Certain of our shareholders have the ability to nominate a director to our board of directors and each board committee (subject to applicable independence requirements of each committee) and the interests of such shareholders may differ from our interests or those of our other shareholders.

In connection with the completion of an initial public offering of 6,819,091 shares of our common stock during July 2013 (the “Initial Public Offering”), we entered into stockholders agreements with each of Monarch Alternative Capital LP and certain of its affiliates (collectively, “Monarch”) and Stonehill Capital Management LLC and certain of its affiliates (together with Monarch, the “Principal Investors”). For so long as a Principal Investor held at least 60% of the shares of our common stock held by it at the consummation of our Initial Public Offering, such Principal Investor had the right to nominate two directors to our board of directors and one director to each board committee (subject to applicable independence requirements of each committee). When a Principal Investor owns less than 60%, but at least 20%, of the shares of our common stock held by it at the consummation of our Initial Public Offering, such Principal Investor is entitled to nominate one director to our board of directors and each board committee (subject to applicable independence requirements of each committee). As of February 22, 2016, each of the Principal Investors held less than 60%, but more than 20%, of the shares of our common stock held by it at the consummation of our Initial Public Offering. As a result, pursuant to the respective stockholders agreements, each Principal Investor is entitled to nominate one director to our board of directors and each board committee (subject to applicable independence requirements of each committee). Under the stockholders agreements, we also agreed to use commercially reasonable efforts to take all necessary and desirable actions within our control to cause the election, removal and replacement of such directors in accordance with the stockholders agreements and applicable law. Each Principal Investor has also agreed to vote for the other’s board nominees in accordance with the terms of a separate voting agreement between the Principal Investors.

The interests of the Principal Investors may differ from our interests or those of our other shareholders and may make certain corporate transactions more difficult or impossible without their support, even if such actions are in the best interests of our other shareholders. Therefore, the rights of the Principal Investors may have an adverse effect on the price of our common stock.

The share price of our common stock may fluctuate significantly.

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

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based on factors that have little or nothing to do with us and these fluctuations could materially reduce the price of our common stock.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We qualify as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and we are eligible to take advantage of exemptions from certain reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company, which will be the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. If some investors find our common stock less attractive as a result of our elections, there may be a less active trading market for our common stock and our stock price may be more volatile.

The obligations associated with being a public company require significant resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the Securities and Exchange Commission, the Sarbanes-Oxley Act, the Dodd-Frank Act and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. The aforementioned reporting requirements and obligations increase after a registrant is no longer deemed to be an emerging growth company.

Complying with these laws, regulations and standards has increased our general and administrative expenses during the three years ended December 31, 2015. In the future, we may utilize funds to pay such public company expenses that would otherwise be used to expand our business and achieve our strategic objectives. Additionally, these laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This environment could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and any future investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the intentions of regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Additionally, it may be difficult and expensive to maintain director and officer liability insurance and, accordingly, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The failure to maintain effective internal control over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies as promulgated under Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). As such, we completed the necessary evaluative procedures during the year ended December 31, 2015 and issued our annual report on internal control over financial reporting, which can be found in Item 9A of Part II of this Annual Report on Form 10-K. Additionally, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and, if necessary, remediation.

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

The existence of a material weakness or significant deficiency would require management to devote considerable time and incur significant costs to remediate any such matter. Moreover, management may not be able to remediate any identified material weakness or significant deficiency in a timely manner. The existence of a material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate such financial statements, cause us to fail to meet our regulatory reporting obligations and/or cause investors to lose confidence in our reported financial information, each of which could materially and adversely affect us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of our common stock. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include the following:

•	no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;

•	the exclusive right of our board of directors to fill a vacancy created by an expansion of the board of directors or the resignation, death or removal of a director, which prevents shareholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without the approval of our shareholders, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining the approval of our shareholders;

•	the required approval of at least 66 2/3% of the outstanding shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on shareholder action by written consent, which forces shareholder action to be taken at an annual or special meeting of our shareholders;

•	no requirement that a special meeting of shareholders be called at the request of shareholders, other than at the request of either of the Principal Investors, so long as one of them or both together hold at least 10% of our outstanding shares, which may delay the ability of our shareholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures with which shareholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We have also opted out of Section 203 of the Delaware General Corporation Law (“Section 203”), which regulates corporate takeovers. However, our charter contains provisions that are similar to Section 203. Specifically, our amended and restated certificate of incorporation provides that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the person became an interested stockholder, unless:

•	prior to the time that such person became an interested stockholder, our board of directors approved either the business combination or the transaction that resulted in the person becoming an interested stockholder;

•	upon consummation of the transaction that resulted in the person becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced, excluding certain shares; or

•	at or subsequent to the time the person became an interested stockholder, the business combination is approved by our board of directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, we have entered into, and expect to continue to enter into, agreements to indemnify our directors, executive officers and other employees, as determined by our board of directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers to the fullest extent permitted by Delaware law, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director, or officer, of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well, and could result in dilution to our existing shareholders.

As of February 22, 2016, we had 26,341,138 shares of outstanding common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Shareholders holding 4,340,115 shares of our common stock as of February 22, 2016, or approximately 16.5% of our outstanding common stock, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities, including our Registration Statement on Form S-3 (File No. 333-200330) that was declared effective by the Securities and Exchange Commission on December 1, 2014 (the “Shelf Registration Statement”). If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”). Shares of common stock sold under such registration statements can be freely sold in the public market. In the event that such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the market price of our common stock.

Under certain employee stock-based compensation plans that we adopted during 2013 (the “2013 Plans”), we are authorized to issue up to 2,987,000 shares of our common stock. We registered all such shares under the Securities Act on a registration statement on Form S-8. Once issued and released from any restrictions thereon, these shares will be able to be freely sold in the public market, subject to sale limitations contained in the 2013 Plans, as applicable, Rule 10b5-1 sales plans, if any, and volume limitations applicable to affiliates under Rule 144 of the Securities Act. As of February 22, 2016, 1,419,823 shares of our common stock were subject to outstanding awards under the 2013 Plans and 1,510,024 shares of common stock were reserved and available for issuance under such plans. For further discussion of our employee stock-based incentive compensation plans, see Note 13 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

In the future, we may also issue common stock, convertible securities and other equity securities if we need to raise additional capital, which could result in substantial dilution to our existing shareholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in future transactions, our existing shareholders may be materially diluted. New investors in such future transactions could have rights, preferences and privileges senior to those of the holders of our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities, in each case, in private transactions exempt from registration under the Securities Act or pursuant to registration statements relating to our securities, including the Shelf Registration Statement. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both, and may result in future limitations under Section 382 that could reduce the rate at which we utilize our NOL carryforwards. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments, or both, that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, if any, and holders of our common stock bear the risk that any such future offerings could reduce the market price of our common stock and dilute their ownership interests in the Company.

We do not expect to pay any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant. Additionally, under the indenture governing the 2021 Notes, the credit agreement governing the Amended and Restated Revolving Credit Facility and any other future financing arrangement that we enter into, we may be unable to pay cash dividends to our shareholders. Accordingly, shareholders may need to sell their shares of our common stock to realize a return on their investment and they may not be able to sell those shares at or above the price they paid for them.

If securities analysts do not publish favorable reports about the Company or if we, or our industry, are the subject of unfavorable commentary, the market price of our common stock could decline.

The market price of our common stock will depend, in part, on the research and reports about the Company that are published by financial and market analysts. Such analysts could issue negative commentary about the Company or our industry, or they could downgrade our common stock. We may also be unable to ensure that the Company receives sufficient research coverage and has visibility in the market. As a result of any of these factors, the market price of our common stock could decline.

Non-U.S. holders may be subject to U.S. federal income tax on gains realized from the sale or other disposition of our common stock.

Due to our holdings in U.S. real property interests, we believe that we currently are, and will continue to remain being for the foreseeable future, a “U.S. real property holding corporation” for U.S. federal income tax purposes. As a result, a non-U.S. holder generally will be subject to U.S. federal income tax on any gain realized on a sale or other disposition of our common stock, unless our common stock is regularly traded on an established securities market (such as the New York Stock Exchange) and such non-U.S. holder did not actually or constructively own more than 5% of our common stock at any time during the shorter of (i) the five-year period preceding the date of the sale or other disposition and (ii) the non-U.S. holder’s holding period in such common stock. In addition, a 10% withholding tax could apply to the gross proceeds from a sale or other disposition of our common stock by a non-U.S. holder and to any distribution in excess of our current and accumulated earnings and profits, if our common stock is not regularly traded on an established securities market. A non-U.S. holder will also be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the sale or other disposition of our common stock that is subject to U.S. federal income tax. Non-U.S. holders should consult with their own tax advisors concerning the consequences of disposing of our common stock. For purposes of this paragraph, a “non-U.S. holder” is a beneficial owner of our common stock that is an individual, corporation, trust or estate that is not a “U.S. person” for U.S. federal income tax purposes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2015, we owned approximately 275,000 square feet of amenity space and owned/leased approximately 63,000 square feet of regional and sales office space throughout Florida. Additionally, we lease approximately 36,000 square feet of office space in Bonita Springs, Florida, which serves as our corporate headquarters, and approximately 164,000 square feet of office space in various other locations throughout Florida, which serves as branch office space for our Real Estate Services businesses. We believe that our facilities are suitable and adequate for our needs.

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

General

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part II of this Annual Report on Form 10-K refer to WCI Communities, Inc. and its subsidiaries.

The table below summarizes the number of shares of our common stock that we repurchased from an officer of the Company during the three months ended December 31, 2015. Such shares were not repurchased pursuant to a publicly announced plan or program. Those shares were repurchased to facilitate income tax withholding payments pertaining to a stock-based compensation award that vested during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program

October 1, 2015 to October 31, 2015	—	$—	—	—
November 1, 2015 to November 30, 2015	—	—	—	—
December 1, 2015 to December 31, 2015	7,043	24.71	—	—

7,043

Market Information

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WCIC.” The table below sets forth the reported high and low sales prices per share of our common stock on the NYSE for the periods indicated.

	High	Low

Year ended December 31, 2015:
First quarter	$24.76	$17.78
Second quarter	26.02	22.29
Third quarter	27.08	21.70
Fourth quarter	25.00	21.55

Year ended December 31, 2014:
First quarter	$21.28	$17.57
Second quarter	20.70	17.97
Third quarter	20.24	17.09
Fourth quarter	19.69	17.08

As of February 22, 2016, there were 26,341,138 shares of our common stock outstanding that were held by approximately 93 record holders. The number of holders of record is based on the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities in security position listings maintained by depositories.

Dividend Policy

Historically, including the years ended December 31, 2015 and 2014, we have not paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future. Moreover, as discussed in Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K, our ability to pay cash dividends on our common stock is limited by the agreements and an indenture governing our debt obligations. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing agreements and such other factors as our board of directors deems relevant.

Stock Performance Graph

The stock performance graph below illustrates the cumulative total shareholder return on our common stock for the period from July 25, 2013 (the first day of trading for our common stock on the NYSE) to December 31, 2015, as compared to the Standard & Poor’s 500 Index and the Standard & Poor’s Composite 1500 Homebuilding Index. The comparison assumes (i) a hypothetical investment of $100 in our common stock and the two abovementioned indices on July 25, 2013 and (ii) the full reinvestment of all dividends; however, we have not declared any dividends on our common stock during the indicated period. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The stock performance graph does not reflect or endorse our forecast of future financial performance.

	Base Period	Quarters Ended
Company/Index	7/25/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
WCI Communities, Inc.	$100.00	$114.15	$126.26	$130.69	$127.71	$121.96	$129.50	$158.40	$161.31	$149.67	$147.35
S&P 500 Index	100.00	99.91	110.41	112.40	118.29	119.62	125.52	126.72	127.07	118.89	127.26
S&P Composite 1500 Homebuilding Index	100.00	101.96	116.32	113.20	119.51	105.01	121.28	135.60	131.82	127.56	129.17

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

The selected financial data presented in the tables below was derived from our audited consolidated financial statements and should be read in conjunction with (i) Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report on Form 10-K and (ii) our audited consolidated financial statements and related notes thereto in Item 8 of Part II of this Annual Report on Form 10-K. All per share data in the tables below gives effect to the 10.3 for 1 stock split of our common stock that occurred on July 22, 2013 (see Note 12 to our audited consolidated financial statements).

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)

Consolidated statements of operations data:
Total revenues (1)	$563,616	$407,003	$317,349	$241,008	$144,272
Gross margin (1) (2)	117,284	82,541	65,324	44,293	(8,882)
Income (loss) from continuing operations before income taxes (1) (2) (3) (4)	55,654	36,036	20,776	(4,305)	(54,453)
Net income (loss) (5)	35,227	21,384	146,485	50,634	(46,325)
Net income (loss) attributable to common shareholders of WCI Communities, Inc. (6)	35,400	21,597	126,968	50,823	(47,125)
Earnings (loss) per share attributable to common shareholders of WCI Communities, Inc.:
Basic
Continuing operations	$1.35	$0.83	$5.88	$3.33	$(4.90)
Discontinued operations	—	—	—	0.19	0.13

Earnings (loss) per share	$1.35	$0.83	$5.88	$3.52	$(4.77)

Diluted
Continuing operations	$1.34	$0.82	$5.86	$3.31	$(4.90)
Discontinued operations	—	—	—	0.19	0.13

Earnings (loss) per share	$1.34	$0.82	$5.86	$3.50	$(4.77)

Weighted average number of shares of common stock outstanding:
Basic	26,195	26,021	21,586	14,445	9,883
Diluted	26,466	26,292	21,680	14,515	9,883

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$135,308	$174,756	$213,352	$81,094	$43,350
Real estate inventories	554,191	449,249	280,293	183,168	158,332
Total assets (7)	861,636	800,114	680,940	344,980	303,808
Total debt obligations (7) (8)	246,473	245,983	195,454	120,447	138,382
Total liabilities (7) (8)	387,869	365,671	271,076	176,375	235,248
Total equity, including noncontrolling interests (9)	473,767	434,443	409,864	168,605	68,560

(1)	Amounts exclude our discontinued operations, which pertain solely to the years ended December 31, 2012 and 2011.
(2)	During the years ended December 31, 2014 and 2011, we recorded asset impairment charges aggregating $1.2 million and $11.4 million, respectively. The 2014 impairment charge is discussed in Note 4 to the audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
(3)	We recorded expenses related to early repayment of debt of $5.1 million and $17.0 million during the years ended December 31, 2013 and 2012, respectively. The 2013 charge is discussed in Note 8 to the abovementioned audited consolidated financial statements.
(4)	Noncontrolling interests for continuing operations were not material to any years presented in the above tables.
(5)	Our income tax expense from continuing operations during the years ended December 31, 2015 and 2014 was $20.4 million and $14.7 million, respectively, compared to income tax benefits from continuing operations of $125.7 million, $52.2 million and $6.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. These significant year-over-year fluctuations were primarily due to the accounting afforded our substantial net operating loss carryforwards, valuation allowances, unrecognized income tax benefits and certain stock-based compensation. Our income tax provisions for 2015, 2014 and 2013 are discussed in Note 10 to the abovementioned audited consolidated financial statements.
(6)	As discussed in Note 12 to the abovementioned audited consolidated financial statements, the net income (loss) attributable to common shareholders of WCI Communities, Inc. was affected by preferred stock dividends aggregating $19.7 million during the year ended December 31, 2013.

(7)	Certain amounts included in the above table have been retroactively adjusted to reflect the adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is discussed in Note 1 to the abovementioned audited consolidated financial statements.
(8)	We issued new debt during each of the years ended December 31, 2014, 2013 and 2012. We also voluntarily prepaid certain debt during each of the years ended December 31, 2013 and 2012. The 2014 and 2013 debt activity is discussed in Note 8 to the abovementioned audited consolidated financial statements.
(9)	We have not declared or paid any dividends on our common stock during the years presented in the above tables.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and related notes included in Item 8 of Part II of this Annual Report on Form 10-K and our “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

During the year ended December 31, 2015, we continued to benefit from the positive momentum in the Florida housing market, which has been largely driven by attractive home affordability, low levels of home inventory in many of the markets that we serve, historically low mortgage interest rates, increasing consumer confidence levels, favorable demographics and an overall improvement in the economy. We continue to experience year-over-year improvement in customer traffic and new orders in our active selling neighborhoods. Increased scale in our homebuilding operations has also resulted in increases in home deliveries during the year ended December 31, 2015 when compared to the prior year.

We continue to capitalize on the improving Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating positive trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national levels; and (v) new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity will allow us to take advantage of the improving Florida economy and housing market through the increasing scale of our existing land holdings and future acquisitions.

Opportunities to purchase land in desirable locations at reasonable prices are becoming increasingly more limited and competitive. However, during the two-year period ended December 31, 2015, we acquired approximately 2,300 home sites for $122.1 million. As of December 31, 2015, we owned or controlled approximately 13,300 home sites of which approximately 7,900 were owned and 5,400 were controlled by us. Outstanding land purchase contracts as of February 22, 2016 totaled approximately 5,400 home sites in 28 planned neighborhoods, situated in nine master-planned communities throughout Florida, for an aggregate purchase price of $110.9 million. Deposits related to these outstanding purchase contracts consisted of $5.4 million that are non-refundable and $0.8 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of this Annual Report on Form 10-K.

During the second half of 2015, we began converting reservations to contracts in a 75-unit luxury high-rise tower in Bonita Springs, Florida that we were marketing during 2015. As of December 31, 2015, we had completed the building foundation and vertical construction was in progress. We expect to complete construction of this tower for late 2017 deliveries. As of December 31, 2015, we had 13 orders with an aggregate contract value of $23.2 million, or an average selling price per unit of $1,785,000.

On February 9, 2016, our $75.0 million revolving credit facility that was due to expire during August 2017 was amended and restated (the “Amended and Restated Revolving Credit Facility”) to, among other things, increase the total amount available thereunder to $115.0 million and extend the term of the agreement to February 9, 2020. Additionally, effective February 9, 2016, the borrowing base calculation, which establishes the actual amount available to the Company on a specific date, was modified to begin including certain of our tower construction project costs in the determination of the Company’s borrowing capacity. As of February 22, 2016, there were no limitations on the Company’s borrowing capacity under the Amended and Restated Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

During the year ended December 31, 2015, our two principal stockholders, Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”), sold certain of their shares of our common stock. As a result, pursuant to stockholders agreements with those parties, each of the Selling Stockholders is now entitled to nominate one director to our board of directors and each board committee (subject to applicable independence requirements of each committee). Before the 2015 stock sales, each Selling Stockholder had the right to nominate two directors to our board of directors and one director to each board committee (subject to applicable independence requirements of each committee).

Summary Company Operating Results

We continued to experience solid operating and financial performance during the year ended December 31, 2015, including an increase in total revenues to $563.6 million, or 38.5%, compared to $407.0 million during the year ended December 31, 2014. Such increase was primarily due to a 49.6% improvement in our Homebuilding segment revenues, which was driven by a 45.7% increase in home deliveries and a 3.1% increase in the average selling price per home delivered. Additionally, year-over-year revenues from our Real Estate Services and Amenities segments grew 10.5% and 8.1%, respectively. Consolidated gross margin during the years ended December 31, 2015 and 2014 was $117.3 million and $82.5 million, respectively. The 2015 gross margin increase of $34.8 million included improvement of: (i) $32.2 million in our Homebuilding segment, which was primarily due to increases in homes delivered and the average selling price per home delivered, partially offset by gross margin erosion of 200 basis points related to an increase in our home site cost of sales as a percent of homes delivered revenues and unfavorable warranty experience; (ii) $1.8 million in our Real Estate Services segment; and (iii) approximately $0.8 million in our Amenities segment. The improvement in our Amenities segment gross margin was primarily due to a long-lived asset impairment charge of $1.2 million during 2014 with no comparable amount during 2015.

Our income from operations before income taxes was $55.7 million and $36.0 million during the years ended December 31, 2015 and 2014, respectively, an increase of $19.7 million, or 54.7%. This year-over-year change in operating results included the abovementioned improvements in consolidated gross margin, partially offset by an increase in certain selling, general and administrative expenses, including compensation and benefits, commissions from more homes delivered and direct marketing and sales office expenses as a result of our increased neighborhood count. Additionally, incremental selling, general and administrative costs were incurred during the year ended December 31, 2015 in respect of two separate secondary offerings of the common stock of WCI Communities, Inc. by the Selling Stockholders pursuant to a registration rights agreement with no proceeds therefrom to the Company.

Net income attributable to common shareholders of WCI Communities, Inc. was $35.4 million and $21.6 million during the years ended December 31, 2015 and 2014, respectively. The year-over-year increase was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, partially offset by an increase in income tax expense of $5.7 million during the year ended December 31, 2015 to $20.4 million, compared to $14.7 million during the year ended December 31, 2014. See Note 10 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our income taxes, including the favorable impact of certain regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015.

As of December 31, 2015, our cash and cash equivalents were $135.3 million, a decrease of $39.5 million from $174.8 million as of December 31, 2014. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the year ended December 31, 2015. The net increase in our real estate inventories of $101.6 million during 2015 was primarily due to land acquisitions, land development and home construction spending within our communities, partially offset by homebuilding cost of sales. As of December 31, 2015, our net debt to net capitalization was 19.5%. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to the most directly comparable GAAP (as such term is defined below) measure in our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

Due to continued improvement in the Florida housing market and growth in our active selling neighborhoods, new orders increased to 1,115 homes during the year ended December 31, 2015, an increase of 372 homes, or 50.1%, from 743 homes during the year ended December 31, 2014. As of December 31, 2015, the value of our backlog was $271.2 million, an increase of $65.9 million, or 32.1%, from $205.3 million as of December 31, 2014. We had 569 units in backlog as of December 31, 2015, an increase of 177 units, or 45.2%, from 392 units as of December 31, 2014. The growth in backlog units was primarily due to the increase in new orders during 2015. The increase in the value of our backlog as of December 31, 2015 was partially offset by a 9.0% decline in the average selling price of our backlog units to $477,000, which resulted from a shift in product mix of our new orders during 2015 to a greater percentage of lower-priced homes in active adult communities. Partially offsetting such 2015 decline in the average selling price per unit were 13 tower backlog units that had an aggregate contract value of $23.2 million, or an average selling price per unit of $1,785,000. During the year ended December 31, 2015, our cancellation rate as a percent of gross new orders was 7.4% and our all-cash buyers as a percent of total homebuyers was approximately 49%. As of December 31, 2015, our average customer deposit as a percent of a home’s selling price in our backlog was 13.6%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Annual Report on Form 10-K pertaining to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (both such terms are defined below), and net debt to net capitalization. Our GAAP-based measures can be found in our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. The presentation of historical non-GAAP measures herein does not reflect or endorse any forecast of future financial performance.

Adjusted Gross Margin from Homes Delivered

We calculate adjusted gross margin from homes delivered by subtracting the gross margin from land and home sites, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered. Adjusted gross margin from homes delivered is calculated by adding back asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and make strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe that adjusted gross margin from homes delivered is (i) meaningful because it eliminates the impact that our indebtedness and asset impairments have on gross margin and (ii) relevant and useful to shareholders, investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. However, this measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the years presented herein. For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)

Homebuilding gross margin	$115,170	$82,994	$64,248
Less: gross margin from land and home sites	353	437	195

Gross margin from homes delivered	114,817	82,557	64,053
Add: capitalized interest in cost of sales	10,903	6,306	4,257

Adjusted gross margin from homes delivered	$125,720	$88,863	$68,310

Gross margin from homes delivered as a percentage of revenues from homes delivered	26.3%	28.3%	30.0%

Adjusted gross margin from homes delivered as a percentage of revenues from homes delivered	28.8%	30.5%	32.0%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), preferred stock dividends, income (loss) from discontinued operations, other income, stock-based compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to shareholders, investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance, and it eliminates the effects of our capital structure (such as preferred stock dividends and interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies in our industry may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of our performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

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

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$35,400	$21,597	$126,968
Interest expense	848	1,140	2,537
Capitalized interest in cost of sales (1)	10,903	6,306	4,257
Income tax expense (benefit)	20,427	14,652	(125,709)
Depreciation	2,984	2,627	2,081

EBITDA	70,562	46,322	10,134
Preferred stock dividends (2)	—	—	19,680
Other income, net	(810)	(1,604)	(2,642)
Stock-based compensation expense (3)	4,207	3,422	5,217
Asset impairment (4)	—	1,200	—
Expenses related to early repayment of debt (5)	—	—	5,105

Adjusted EBITDA	$73,959	$49,340	$37,494

Adjusted EBITDA margin	13.1%	12.1%	11.8%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents a reduction in net income attributable to WCI Communities, Inc. pertaining to its preferred stock wherein we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with Accounting Standards Codification 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been (i) characterized as a preferred stock dividend in the Company’s consolidated statements of operations during the year that the related transaction was completed and (ii) deducted from net income attributable to WCI Communities, Inc. to arrive at net income attributable to common shareholders of WCI Communities, Inc.

(3)	Represents the expense recorded in the Company’s consolidated statements of operations related to its stock-based compensation plans.
(4)	Represents an impairment charge recorded in the Company’s consolidated statements of operations during the year ended December 31, 2014 in connection with the write-down to fair value of one of its Amenities assets.
(5)	Represents expenses related to early repayment of debt as reported in the Company’s consolidated statements of operations, including write-offs of unamortized debt discount and debt issuance costs and a prepayment premium related to our voluntary prepayment of the entire outstanding principal amount of the Company’s Senior Secured Term Notes due 2017 in August 2013.

Net Debt to Net Capitalization

We believe that net debt to net capitalization provides useful information to shareholders, investors and other interested parties regarding our financial position and cash and debt management. It is also a relevant financial measure for understanding the leverage employed in our operations and as an indicator of our ability to obtain future financing. However, this measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our leverage.

By deducting cash and cash equivalents from our outstanding debt, we provide a measure of our debt that considers our cash position. We believe that this approach provides useful information because the ratio of debt to capital does not consider our cash and cash equivalents and we believe that a debt ratio net of cash, such as net debt to net capitalization, provides supplemental information by which our financial position may be considered. Shareholders, investors and other interested parties may also find this information helpful when comparing our leverage to the leverage of other companies in our industry. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate leverage ratios such as net debt to net capitalization, including any adjustments to such amounts, before comparing our measures to those of such other companies.

The table below presents the computations of our net debt to net capitalization and reconciles such amounts to the most directly comparable GAAP financial measure, debt to capital. Certain amounts included in such table have been retroactively adjusted to reflect the adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is discussed in Note 1 to the audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

	December 31,
	2015	2014
	($ in thousands)

Total outstanding debt	$246,473	$245,983
Total equity	473,767	434,443

Total capital	$720,240	$680,426

Debt to capital (1)	34.2%	36.2%

Total outstanding debt	$246,473	$245,983
Unamortized debt premium	(1,031)	(1,179)
Unamortized debt issuance costs	4,558	5,196

Principal amount of total outstanding debt	250,000	250,000
Less: cash and cash equivalents	135,308	174,756

Net debt	114,692	75,244
Total equity	473,767	434,443

Net capitalization	$588,459	$509,687

Net debt to net capitalization (2)	19.5%	14.8%

(1)	Debt to capital is computed by dividing the carrying value of our total outstanding debt, as reported on our consolidated balance sheets, by total capital as calculated above.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2015	2014	2013

Revenues
Homebuilding	$437,956	$292,785	$214,016
Real estate services	100,138	90,582	80,096
Amenities	25,522	23,636	23,237

Total revenues	563,616	407,003	317,349

Cost of Sales
Homebuilding	322,786	209,791	149,768
Real estate services	95,833	88,094	76,972
Amenities	27,713	25,377	25,285
Asset impairment	—	1,200	—

Total cost of sales	446,332	324,462	252,025

Gross margin	117,284	82,541	65,324

Selling, general and administrative expenses	61,592	46,969	39,548
Interest expense	848	1,140	2,537
Other income, net	(810)	(1,604)	(2,642)
Expenses related to early repayment of debt	—	—	5,105

	61,630	46,505	44,548

Income from operations before income taxes	55,654	36,036	20,776
Income tax expense (benefit)	20,427	14,652	(125,709)

Net income	35,227	21,384	146,485
Net loss attributable to noncontrolling interests	173	213	163

Net income attributable to WCI Communities, Inc.	35,400	21,597	146,648
Preferred stock dividends	—	—	(19,680)

Net income attributable to common shareholders of WCI Communities, Inc.	$35,400	$21,597	$126,968

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Homebuilding

	Years Ended December 31,
	2015	2014
	($ in thousands)

Homebuilding revenues	$437,956	$292,785
Homes delivered	436,756	291,285
Land and home sites	1,200	1,500
Homebuilding gross margin	115,170	82,994
Homebuilding gross margin percentage	26.3%	28.3%
Homes delivered (units)	938	644
Average selling price per home delivered	$466	$452
New orders for homes (units) (1) (2)	1,115	743
Contract values of new orders (1) (2)	$502,197	$351,918
Average selling price per new order (1) (2)	450	474
Cancellation rate (3)	7.4%	6.8%
Backlog (units) (2) (4)	569	392
Backlog contract values (2) (4)	$271,223	$205,312
Average selling price in backlog (2) (4)	477	524
Active selling neighborhoods at year-end (2)	47	37

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the year.
(2)	During the second half of 2015, we began converting reservations to contracts in a 75-unit luxury high-rise tower that we are constructing in Bonita Springs, Florida. As a result, our new orders for the year ended December 31, 2015 included 13 homes (units) with an aggregate contract value of $23.2 million, or an average selling price per unit of $1,785,000. Such amounts are also included in backlog (units), backlog contract values and average selling price in backlog, respectively, at December 31, 2015.
(3)	Represents the number of orders canceled during the year divided by the number of gross orders executed during such year (excludes cancellations and gross orders related to customer home site transfers).
(4)	Backlog only includes orders for homes at the end of the year that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues during the year ended December 31, 2015 were $438.0 million, an increase of $145.2 million, or 49.6%, from $292.8 million during the year ended December 31, 2014. Such increase was primarily due to increases in (i) homes delivered and (ii) the average selling price per home delivered. We delivered 938 homes during the year ended December 31, 2015, an increase of 294 units, or 45.7%, from the 644 homes delivered during the year ended December 31, 2014. The increase in home deliveries during 2015 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2014 when compared to the backlog at December 31, 2013; and (iii) more of our neighborhoods delivering homes during 2015 as compared to 2014. The average selling price per home delivered during the year ended December 31, 2015 was $466,000, an increase of $14,000, or 3.1%, from $452,000 during the year ended December 31, 2014.

Homebuilding gross margin during the year ended December 31, 2015 was $115.2 million, an increase of $32.2 million, from $83.0 million during the year ended December 31, 2014. Homebuilding gross margin as a percent of revenues decreased to 26.3% during 2015 from 28.3% during 2014. Such decrease was primarily due to (i) an increase of 160 basis points in our home site cost of sales as a percent of homes delivered revenues and (ii) unfavorable warranty experience (see Note 6 to the audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K). Home site cost of sales as a percent of homes delivered revenues was impacted by a higher percentage of homes delivered during the year ended December 31, 2015 that were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting (as discussed below).

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the years ended December 31, 2015 and 2014 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time. During the years ended December 31, 2015 and 2014, approximately 64% and 90%, respectively, of our home deliveries were generated from communities that we owned in September 2009. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 17.8% and 16.2% during the years ended December 31, 2015 and 2014, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of December 31, 2015, approximately 30% of our total owned or controlled home sites, or approximately 4,000 home sites, benefited from being reset to fair value during September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will lessen in the future.

During the year ended December 31, 2015, we generated 1,115 new orders, an increase of 372 new orders, or 50.1%, from 743 new orders during the year ended December 31, 2014. Such increase was primarily due to (i) continued momentum within our active selling neighborhoods and (ii) an increase in our active selling neighborhood count from 37 at December 31, 2014 to 47 at December 31, 2015. Contract values of new orders during the year ended December 31, 2015 were $502.2 million, an increase of $150.3 million, or 42.7%, from $351.9 million during the year ended December 31, 2014, primarily due to the 372-unit increase in new order activity. During the year ended December 31, 2015, the average selling price per unit of new orders declined to $450,000 from $474,000 during the year ended December 31, 2014, or 5.1%, primarily due to shifting product mix resulting from the introduction of several new active adult communities during late 2014 and early 2015 along with the sell-out of one of our higher-priced second-home communities during 2014. Partially offsetting the 2015 decline in the average selling price per unit was the initial order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

Our backlog contract value as of December 31, 2015 was $271.2 million, an increase of $65.9 million, or 32.1%, from $205.3 million as of December 31, 2014. We had 569 units in backlog as of December 31, 2015, an increase of 177 units, or 45.2%, from 392 units as of December 31, 2014. The increase in the value of our backlog as of December 31, 2015 was partially offset by a 9.0% decline in the average selling price of our backlog units from $524,000 to $477,000. The increase in backlog units was primarily due to continued improvement in the housing market, which was evidenced by our increase in new orders. The decrease in the average selling price of our backlog units was primarily due to shifting product mix of our new orders during 2015 to a greater percentage of lower-priced homes in active adult communities. Partially offsetting the 2015 decline in the average selling price per unit were the backlog units at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

Real Estate Services

	Years Ended December 31,
	2015	2014
	($ in thousands)

Real estate services revenues	$100,138	$90,582
Real estate brokerage	95,032	86,564
Title services	5,106	4,018
Real estate services gross margin	4,305	2,488
Real estate services gross margin percentage	4.3%	2.7%
Real estate brokerage closed home sales transactions	9,625	9,411
Real estate brokerage average home sale selling price	$320	$298
Title services closing transactions	2,871	2,498

Real estate services revenues during the year ended December 31, 2015 were $100.1 million, an increase of $9.5 million, or 10.5%, from $90.6 million during the year ended December 31, 2014. Such improvement was primarily due to an increase of 9.8% in real estate brokerage revenues that resulted from (i) a 7.4% increase in average home sale selling price and (ii) a 2.3% increase in closed home sales transactions. The increase in average home sale selling price was generally aligned with improved pricing evidenced in the broader housing market, as well as a shift in the mix of our real estate brokerage business to higher-priced home sales. The increase in closed home sales transactions was primarily due to an overall improvement in the broader housing market and the continued favorable effects from certain real estate brokerage offices that we acquired in late 2013 and early 2014, partially offset by a shift in our business from higher volume lower-priced home sales transactions to lower volume higher-priced home sales transactions. Title services revenues increased 27.1% during the year ended December 31, 2015, primarily due to more: (i) buyers from our Homebuilding segment who elected to use our title company; (ii) captured transactions from our company-owned real estate brokerage and third-party resale transactions; and (iii) mortgage refinancing activity. Our title services revenues also increased incrementally as a result of insurance premiums and settlement fees that were earned on comparatively more higher-priced home sales transactions during 2015.

Real estate services gross margin during the year ended December 31, 2015 was $4.3 million, an increase of $1.8 million, or 72.0%, from $2.5 million during the year ended December 31, 2014. Such increase was primarily due to (i) the margin associated with higher 2015 revenues and (ii) a 2015 reduction in certain costs associated with real estate brokerage offices that we acquired in late 2013 and early 2014. Partially offsetting these items were increased costs to support our growing operations. The improvement in the 2015 real estate services gross margin percentage was primarily due to incremental revenues covering a greater portion of fixed operating costs. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 75.8% during the year ended December 31, 2015, an increase of 30 basis points, from 75.5% during the year ended December 31, 2014. This increase was primarily due to higher average commission splits being paid to our agents during 2015, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2015. Differing commission splits in the various geographic markets that we serve moderated the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during 2015.

Amenities

	Years Ended December 31,
	2015	2014
	(in thousands)

Revenues	$25,522	$23,636
Membership dues and sales	12,441	11,095
Club operations	13,081	12,541
Amenities gross margin	(2,191)	(1,741)

Our Amenities segment derives revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations.

Amenities revenues during the year ended December 31, 2015 were $25.5 million, an increase of $1.9 million, or 8.1%, from $23.6 million during the year ended December 31, 2014. Revenues attributable to membership dues and sales during 2015 were $12.4 million, compared to $11.1 million during 2014, an increase of $1.3 million, or 11.7%. Club operations revenues were $13.1 million during the year ended December 31, 2015, compared to $12.5 million during the year ended December 31, 2014, an increase of $0.6 million, or 4.8%. The increase in Amenities total revenues during 2015 was primarily due to a 7% increase in our membership base when comparing December 31, 2015 to December 31, 2014, which accounted for more dues, food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee. The favorable impact of the increase in the membership base was partially offset by periodic closings at certain of our golf courses for additional maintenance necessary to improve golf course conditions.

Amenities gross margin during the year ended December 31, 2015 was ($2.2) million, representing a decline of $0.5 million when compared to ($1.7) million (before the asset impairment charge that is discussed below) during the year ended December 31, 2014. The 2015 results were favorably impacted by improved margins at certain of our clubs and higher overall Amenities revenues, which generated incremental gross margin; however, those improvements were offset by higher maintenance costs at several of our golf courses and the adverse effects, including lost revenues, from periodic closings at certain of our golf courses during 2015 for additional maintenance necessary to improve golf course conditions.

Asset Impairment

During the year ended December 31, 2015, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. However, we recorded a $1.2 million impairment charge during the year ended December 31, 2014 in connection with the write-down to fair value of one of our Amenities assets where such asset’s estimated undiscounted cash flows did not exceed its carrying value. Additionally, we continue to monitor the values of certain of our land and Amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

See Note 4 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our 2014 asset impairment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $61.6 million during the year ended December 31, 2015, an increase of $14.6 million, or 31.1%, from $47.0 million during the year ended December 31, 2014. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and independent third-party real estate brokers, direct marketing expenses and sales office expenses, increased $8.3 million, or 44.6%, to $26.9 million during 2015, compared to $18.6 million during 2014. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.6% during 2014 to 3.8% during 2015 due to a greater portion of our 2015 revenues being subject to independent broker commissions. General and administrative expenses increased $6.3 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to: (i) additional compensation expense and related employee benefits supporting our growing operations; (ii) increases in our incentive-based compensation expense and stock-based compensation expense; and (iii) incremental costs incurred in respect of two separate secondary offerings of the common stock of WCI Communities, Inc. by the Selling Stockholders, as such parties are defined above, pursuant to a registration rights agreement with no proceeds therefrom to the Company. As a percent of homebuilding revenues, SG&A expenses declined to 14.1% during the year ended December 31, 2015 from 16.0% during the year ended December 31, 2014.

Interest Expense

Interest expense is primarily interest incurred on our debt that is not capitalized. Interest expense was $0.8 million during the year ended December 31, 2015, a decrease of $0.3 million, or 27.3%, from $1.1 million during the year ended December 31, 2014. Such decrease was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending.

Other Income, net

Other income was $0.8 million and $1.6 million during the years ended December 31, 2015 and 2014, respectively. Other income during 2015 included gains from sales of prepaid impact fee credits aggregating $0.6 million, interest income and other miscellaneous items. Other income during 2014 included $1.0 million of net recoveries and reductions in certain accruals and reserves related to various matters, along with interest income and other miscellaneous items.

Income Taxes

Income tax expense was $20.4 million and $14.7 million during the years ended December 31, 2015 and 2014, respectively. After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during 2015 and 2014 were 36.6% and 40.4%, respectively. The effective income tax rate during the year ended December 31, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during 2015. The effective income tax rate during the year ended December 31, 2014 was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.5 million net reduction in the Company’s deferred tax asset valuation allowances and the recognition of a $0.4 million state tax refund receivable pertaining to a prior period.

As of December 31, 2015, we had a deferred tax asset of $92.9 million, which was net of a valuation allowance of $71.8 million. As a result of prior changes in ownership under Section 382 (“Section 382”) of the Code, including an ownership change under Section 382 that occurred during July 2015, the net operating loss carryforwards underlying our deferred tax assets are subject to certain limitations. See “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.” in Item 1A of Part I of this Annual Report on Form 10-K.

See Note 10 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our income taxes.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Homebuilding

	Years Ended December 31,
	2014	2013
	($ in thousands)

Homebuilding revenues	$292,785	$214,016
Homes delivered	291,285	213,479
Land and home sites	1,500	537
Homebuilding gross margin	82,994	64,248
Homebuilding gross margin percentage	28.3%	30.0%
Homes delivered (units)	644	493
Average selling price per home delivered	$452	$433
New orders for homes (units) (1)	743	531
Contract values of new orders (1)	$351,918	$243,196
Average selling price per new order (1)	474	458
Cancellation rate (2)	6.8%	4.7%
Backlog (units) (3)	392	293
Backlog contract values (3)	$205,312	$143,819
Average selling price in backlog (3)	524	491
Active selling neighborhoods at year-end	37	25

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the year.
(2)	Represents the number of orders canceled during the year divided by the number of gross orders executed during such year (excludes cancellations and gross orders related to customer home site transfers).
(3)	Backlog only includes orders for homes at the end of the year that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer.

Total homebuilding revenues during the year ended December 31, 2014 were $292.8 million, an increase of $78.8 million, or 36.8%, from $214.0 million during the year ended December 31, 2013. Such increase was primarily due to: (i) an increase in homes delivered; (ii) an increase in the average selling price of homes delivered; and (iii) a $1.0 million increase in land and home site revenues. We delivered 644 homes during the year ended December 31, 2014, an increase of 151 units, or 30.6%, from the 493 homes delivered during the year ended December 31, 2013. The increase in home deliveries during 2014 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2013 when compared to the backlog at December 31, 2012; and (iii) more of our neighborhoods delivering homes during 2014 as compared to 2013. The average selling price per home delivered during the year ended December 31, 2014 was $452,000, an increase of $19,000, or 4.4%, from $433,000 during the year ended December 31, 2013. An improved pricing environment and shifting product mix drove the increase in the average selling price per home delivered.

Homebuilding gross margin during the year ended December 31, 2014 was $83.0 million, an increase of $18.8 million, from $64.2 million during the year ended December 31, 2013. Homebuilding gross margin as a percent of revenues decreased to 28.3% during 2014 from 30.0% during 2013. Such decrease resulted from shifting product mix as partially evidenced by an increase of 150 basis points in our home site cost of sales as a percent of homes delivered revenues. This increase related to shifting product mix as well as a greater percentage of deliveries from recent land acquisitions, which do not benefit from low book value land related to fresh start accounting (as discussed below). Partially offsetting the decrease in our gross margin percentage were: (i) favorable warranty experience; (ii) an increase in vendor rebates; and (iii) the reversal of a sales incentive reserve for club membership upgrades that expired unused on December 31, 2014, which collectively had an aggregate favorable impact of 60 basis points on our 2014 gross margin.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the years ended December 31, 2014 and 2013 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time. During the year ended December 31, 2013, all of our home deliveries were generated from communities that we owned in September 2009, compared to approximately 90% of our corresponding home deliveries during the year ended December 31, 2014. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 16.2% and 14.7% during the years ended December 31, 2014 and 2013, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of December 31, 2014, approximately 36% of our total owned or controlled home sites, or approximately 4,600 home sites, benefited from being reset to fair value during September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently, and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will lessen in the future.

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

Amenities

	Years Ended December 31,
	2014	2013
	(in thousands)

Revenues	$23,636	$23,237
Membership dues and sales	11,095	10,897
Club operations	12,541	12,340
Amenities gross margin	(1,741)	(2,048)

Our Amenities segment derives revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations.

Amenities revenues during the year ended December 31, 2014 were $23.6 million, an increase of $0.4 million, or 1.7%, from $23.2 million during the year ended December 31, 2013. Revenues attributable to membership dues and sales during 2014 were $11.1 million, compared to $10.9 million during 2013, an increase of $0.2 million, or 1.8%. Club operations revenues were $12.5 million during the year ended December 31, 2014, compared to $12.3 million during the year ended December 31, 2013, an increase of $0.2 million, or 1.6%. The increase in Amenities total revenues during 2014 was primarily due to a 10% increase in our membership base when comparing December 31, 2014 to December 31, 2013, which accounted for more dues, food and beverage, golf, tennis and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and marina slips, as well as new members resulting from home deliveries in communities with bundled amenities for which we do not charge an initiation fee.

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

Asset Impairment

During the year ended December 31, 2013, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. However, we recorded a $1.2 million impairment charge during the year ended December 31, 2014 in connection with the write-down to fair value of one of our Amenities assets where such asset’s estimated undiscounted cash flows did not exceed its carrying value. Additionally, we continue to monitor the values of certain of our land and Amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

See Note 4 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of our 2014 asset impairment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $47.0 million during the year ended December 31, 2014, an increase of $7.5 million, or 19.0%, from $39.5 million during the year ended December 31, 2013. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and independent third-party real estate brokers, direct marketing expenses and sales office expenses, increased $3.6 million, or 24.0%, to $18.6 million during 2014, compared to $15.0 million during 2013. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense improved to 3.6% during 2014, compared to 3.9% during 2013. General and administrative expenses increased $3.9 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to (i) additional compensation expense supporting our growing operations and (ii) a full year of public company expenses during 2014, compared to a partial year during 2013. These items were partially offset by: (i) a decrease of $1.8 million in stock-based compensation expense during the year ended December 31, 2014 related to the stock-based compensation plans that we adopted during 2013; (ii) lower fees for attorneys and other professionals; and (iii) less real estate tax expense due to a greater portion being capitalized during 2014. As a percent of homebuilding revenues, SG&A expenses declined to 16.0% during the year ended December 31, 2014 from 18.5% during the year ended December 31, 2013.

Interest Expense

Interest expense is primarily interest incurred on our debt that is not capitalized. Interest expense was $1.1 million during the year ended December 31, 2014, a decrease of $1.4 million, or 56.0%, from $2.5 million during the year ended December 31, 2013. Such decrease was primarily due to a greater portion of our interest incurred being capitalized as a result of increased construction and community development spending and lower effective interest rates on our debt arrangements, partially offset by higher weighted average borrowings during 2014.

Other Income, net

Other income was $1.6 million and $2.6 million during the years ended December 31, 2014 and 2013, respectively. Other income during 2014 included $1.0 million of net recoveries and reductions in certain accruals and reserves related to various matters, along with other miscellaneous items, including $0.3 million of interest income. Other income during 2013 included $2.4 million of net recoveries and reductions in certain accruals related to various legal settlements, along with other miscellaneous items, including $0.2 million of interest income.

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

Income Taxes

During the year ended December 31, 2014, our income tax expense was $14.7 million. After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rate was 40.4% during 2014. Such rate was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.5 million net reduction in the Company’s deferred tax asset valuation allowances and the recognition of a $0.4 million state tax refund receivable pertaining to a prior period.

During the year ended December 31, 2013, our income tax benefit was $125.7 million, which was primarily due to the reversal of $125.6 million of deferred tax asset valuation allowances. Accordingly, our effective income tax rate during 2013 is not meaningful because there is no correlation between such rate and the corresponding income before income taxes. Our income tax provision during 2013 was otherwise nominal, which was primarily due to changes in our deferred tax asset valuation allowances offsetting any income tax expense.

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

Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, borrowing under our available revolving credit facilities, accessing the debt and equity capital markets, and independently obtaining surety bonds and letters of credit to finance our projects and provide financial guarantees. Our principal uses of capital are home construction, land acquisitions and development and operating expenses. Additionally, our federal and state income taxes payments during the year ending December 31, 2016 are expected to be higher than that which we have paid in recent years due to new limitations on the use of our net operating loss carryforwards that resulted from a July 2015 ownership change for income tax purposes. Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, sales of amenities memberships and related annual dues and club operations. We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

Cash flows for each of our communities depend on their stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and amenities. Because these costs are a component of our inventory and are not recognized in our consolidated statement of operations until a home is delivered, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes because the cash outflow associated with the acquisition and development of land and home construction was previously incurred.

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the year ended December 31, 2015, we generated cash by delivering 938 homes, spent $20.7 million to purchase 161 home sites, invested $72.8 million on land development, and started construction of 1,187 homes and a 75-unit luxury high-rise tower in Bonita Springs, Florida. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on acquisitions of undeveloped land and land development. Additionally, we significantly increased the land that we control through land purchase contracts during 2015 and we expect to purchase more undeveloped land and partially finished home sites. We also expect to incur substantial building and development costs through late 2017 in connection with the construction of our 75-unit luxury high-rise tower in Bonita Springs, Florida, including approximately $50 million to $55 million of such costs during 2016. Although we have collected, and will continue to collect, deposits from homebuyers, the aggregate amount thereof will represent only a portion of the total cost for the tower’s construction. With our strong balance sheet position and current availability under the Amended and Restated Revolving Credit Facility (as described below), we believe that our access to capital is sufficient to cover our expected tower construction costs in the foreseeable future.

We exercise various controls, including those related to cash outlays for land acquisitions and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors in accordance with our corporate governance guidelines based on the size of the investment. As of December 31, 2015, we had $135.3 million of cash and cash equivalents, a $39.5 million decrease from December 31, 2014. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the year ended December 31, 2015. The net increase in our real estate inventories of $101.6 million during 2015 was primarily due to land acquisitions, land development and home construction spending within our communities, partially offset by homebuilding cost of sales. We expect to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to: (i) acquire and develop land that represents opportunities to generate desired future margins, including land that is already controlled by us under land purchase contracts; (ii) construct a 75-unit luxury high-rise tower in Bonita Springs, Florida; and (iii) cover other operating needs as they arise.

We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes and a tower in Bonita Springs, Florida. Most recently, our primary sources of liquidity for operations have been cash flow from operations and debt and equity financing. Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, seek to (i) retire or purchase our outstanding debt through cash purchases and/or exchanges for debt or equity securities in open market purchases, privately negotiated transactions, tender offers or otherwise or (ii) access the debt and equity capital markets. Such purchases, exchanges or capital transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We have an effective shelf registration statement on file with the Securities and Exchange Commission that can be used to register offerings of debt and equity securities. If deemed appropriate, we will use such shelf registration statement to register offerings of debt and/or equity securities in the future.

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the year ending December 31, 2016 with existing cash and cash equivalents and cash flow from operating activities (including sales of homes and land). However, to a large extent, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

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

Revolving Credit Facilities

During August 2013, we entered into a four-year senior unsecured revolving credit facility that allowed us to borrow up to $75.0 million on a revolving basis. On February 9, 2016, such revolving credit facility was amended and restated (the “Amended and Restated Revolving Credit Facility”) to, among other things, increase the total amount available thereunder to $115.0 million, extend the term of the agreement to February 9, 2020 and increase the letter of credit capacity from $50.0 million to $75.0 million. The commitment under the Amended and Restated Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. Effective February 9, 2016, the borrowing base calculation was modified to begin including certain of our tower construction project costs in the determination of the Company’s borrowing capacity. As of February 22, 2016, there were no amounts drawn on the Amended and Restated Revolving Credit Facility or any limitations on our borrowing capacity thereunder, leaving the full amount available to us on such date.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million secured senior loan with Stonegate Bank (the “Stonegate Loan”). The loan is structured as a revolving credit facility during its initial 36 months (the “Revolver Phase”). During the subsequent 24 months, there is no revolving credit facility and the loan converts to a term loan with the outstanding principal from the Revolver Phase, if any, plus interest, to be paid monthly. We have never borrowed under the Stonegate Loan and we do not expect any borrowings thereunder during the Revolver Phase, which terminates on February 28, 2016. However, the WCI Parties also have the ability to request standby letters of credit up to an aggregate amount of $5.0 million at any time during the term of the Stonegate Loan. As of February 22, 2016, $1.6 million of letters of credit have been issued under the Stonegate Loan on behalf of the WCI Parties.

For a detailed description of our revolving credit facilities, see Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of December 31, 2015, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $47.6 million as of December 31, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of December 31, 2015 was $28.4 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity, financial condition and results of operations. Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Cash Flows

We intend to use our available liquidity, which includes our cash and cash equivalents and, if necessary, borrowings under the Amended and Restated Revolving Credit Facility, for general corporate purposes, including the acquisition and development of land and home construction. The table below summarizes our cash flows as reported in our audited consolidated statements of cash flows in Item 8 of Part II of this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Sources (uses) of cash and cash equivalents:
Net cash used in operating activities	$(36,082)	$(105,925)	$(22,581)
Net cash used in investing activities	(3,007)	(2,977)	(1,977)
Net cash provided by (used in) financing activities	(359)	70,306	156,816

Net increase (decrease) in cash and cash equivalents	(39,448)	(38,596)	132,258
Cash and cash equivalents at the beginning of the year	174,756	213,352	81,094

Cash and cash equivalents at the end of the year	$135,308	$174,756	$213,352

Operating Activities

During the years ended December 31, 2015 and 2014, net cash used in operating activities was $36.1 million and $105.9 million, respectively. The $69.8 million decrease in net cash used in operating activities during 2015 was primarily due to a (i) $57.1 million net decrease in real estate inventories activity and (ii) $16.8 million improvement in net income during the year ended December 31, 2015 after giving effect to certain non-cash adjustments. Those items were partially offset by a $4.0 million net unfavorable change in other assets and liabilities. The decrease in real estate inventories activity during 2015 was primarily due to a year-over-year reduction in expenditures for land acquisitions of $80.8 million and higher 2015 homebuilding cost of sales. Those items were partially offset by increased year-over-year expenditures for land development ($18.4 million) and home and tower construction ($94.2 million).

During the years ended December 31, 2014 and 2013, net cash used in operating activities was $105.9 million and $22.6 million, respectively. The $83.3 million increase in net cash used in operating activities during 2014 was primarily due to: (i) a $60.1 million net increase in real estate inventories activity; (ii) the receipt of a $16.8 million federal income tax refund during 2013, compared to $0.2 million of federal income tax payments during 2014; and (iii) a $15.7 million unfavorable change in other assets and liabilities. Such increases in cash used in operating activities were partially offset by a $9.9 million improvement in net income during 2014 after giving effect to certain non-cash adjustments and the expenses related to early repayment of debt during 2013. The increase in real estate inventories activity during 2014 included year-over-year increases in expenditures for land acquisitions ($30.7 million), land development ($29.9 million) and home construction ($74.4 million). Those items were partially offset by higher 2014 homebuilding cost of sales.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $3.0 million and $2.0 million, respectively. Additions to property and equipment were the Company’s only investing activity during both 2015 and 2014. During 2013, we had $2.6 million of additions to property and equipment, which was partially offset by a $0.6 million distribution of capital from an unconsolidated joint venture.

Financing Activities

Net cash used in financing activities was $0.4 million during the year ended December 31, 2015, compared to net cash provided by financing activities of $70.3 million and $156.8 million during the years ended December 31, 2014 and 2013, respectively. Net cash used in financing activities during 2015 primarily consisted of: (i) payments of $0.2 million on community development district obligations; (ii) payments of $0.3 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2015; and (iii) aggregate distributions of $0.1 million to noncontrolling interests in one of the Company’s joint ventures. Those items were partially offset by equity compensation excess income tax benefits of $0.2 million.

Net cash provided by financing activities during 2014 consisted of proceeds of (i) $51.2 million from our issuance of 6.875% Senior Notes due 2021 ($50.0 million in aggregate principal amount at an issue price of 102.5%) and (ii) $21.7 million that we received from the sale of certain community development district bonds. Those cash receipts were partially offset by: (i) payments of $1.2 million for debt issuance costs; (ii) payments of $1.2 million on community development district obligations; (iii) payments of $0.3 million to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2014; and (iv) a distribution of $0.1 million to noncontrolling interests in one of the Company’s joint ventures.

Net cash provided by financing activities during 2013 consisted of the proceeds from our issuance of (i) 6.875% Senior Notes due 2021 ($200.0 million in aggregate principal amount at an issue price of 100.0%) and (ii) 6,819,091 shares of common stock during our initial public offering (net proceeds of $90.3 million after deducting underwriting discounts and offering expenses payable by us). Those items were partially offset by: (i) the repayment of our Senior Secured Term Notes due 2017 ($126.3 million); (ii) payments of $5.7 million for debt issuance costs; (iii) payments of $0.8 million on community development district obligations; and (iv) a $0.7 million payment to purchase the one outstanding share of the Company’s Series B preferred stock.

Off-Balance Sheet Arrangements and Contractual Obligations

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are used to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to such entities pursuant to the governing organizational agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial condition. Should we fail to make required contributions, if any, we may lose some or all of our interest in such partnerships or joint ventures.

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risks associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of December 31, 2015, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $104.8 million, which controlled approximately 5,400 planned home sites. As of such date, we had made non-refundable deposits aggregating $5.4 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of this Annual Report on Form 10-K.

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

As of December 31, 2015, contractual obligations for the next five years and thereafter, including principal and interest on our existing debt obligations and our projected seller financing arrangements, are summarized in the table below. We excluded $37.6 million of community development district obligations from the table because of the uncertainty of the amounts that will ultimately be paid by us and the timing of any such payments. For a detailed description of such obligations, see Note 7 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

	Payments Due During the Periods Indicated
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Totals
	(in thousands)

Operating leases (1)	$5,509	$8,430	$3,777	$137	$17,853
Capital leases	496	776	178	—	1,450
Senior Notes due 2021 (2)	17,188	34,375	34,375	267,188	353,126
Land purchase obligations (3)	31,544	37,942	20,521	32,001	122,008

Totals	$54,737	$81,523	$58,851	$299,326	$494,437

(1)	For a detailed description of our operating leases, see Note 11 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
(2)	As of December 31, 2015, our 6.875% Senior Notes due 2021 represented our only outstanding long-term debt obligation. Contractual interest and principal payments over the term of such debt arrangement are included in the above table. For a detailed description of our 6.875% Senior Notes due 2021, see Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
(3)	The amount in the above table includes (i) the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, as of December 31, 2015 and (ii) approximately $17.2 million of projected costs to acquire the controlled land properties (primarily interest on projected seller financing arrangements).

As of December 31, 2015, we had no outstanding borrowings under our variable-rate debt arrangements. Moreover, as of such date, we did not have any off-balance sheet arrangements, other than the letters of credit and surety bonds discussed in Note 11 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

Inflation and Mortgage Interest Rates

We and the homebuilding industry may be adversely affected by inflation, primarily as it relates to increased costs to finance our land acquisitions, make land improvements, purchase raw materials and pay subcontractor labor. If we are unable to recover these increased costs through higher selling prices to homebuyers, our gross margins could be adversely impacted. Because the selling prices of our homes and tower units in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in raw material and labor costs that are greater than those anticipated may result in lower gross margins. Over the past three years, the impact of inflation has not been material to our results of operations.

Increases in home mortgage interest rates may (i) make it more difficult for our buyers to qualify for home mortgage loans, thereby potentially decreasing our home and tower unit sales, and (ii) cause a contraction in our Real Estate Services businesses due to reduced mortgage refinancing activity. Given the increase in the federal funds rate by the Federal Reserve Board in December 2015 and market expectations for the next twelve months, mortgage interest rates during 2016 and beyond may prove to be more volatile than in recent years.

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

Critical Accounting Policies and Estimates

A comprehensive enumeration of our significant accounting policies is presented in Note 1 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. Our discussion and analysis of the financial condition and results of operations of the Company are based on its consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making determinations about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary. Actual results could significantly differ from those estimates and judgments if conditions are different in the future. Additionally, using different estimates, judgments or assumptions under our critical accounting policies could have a material impact on our consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. We consider the critical accounting policies described below to be those that require management to make significant estimates and judgments when preparing the Company’s consolidated financial statements.

Real Estate Inventories and Capitalized Interest

Real estate inventories consist of land and land improvements, homes and tower units under construction or completed and investments in amenities. Total land and common development costs are apportioned to each home, tower unit, lot, amenity or parcel using the relative sales value method, while site-specific development costs are allocated directly to the benefited land. Investments in amenities include costs associated with the construction of clubhouses, golf courses, marinas, tennis courts and various other recreational facilities, which we intend to recover through equity membership and marina slip sales.

All of our real estate inventories are reviewed for recoverability at the end of each quarterly reporting period, as our inventory is considered “long-lived,” in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”). Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates and the use of discounted cash flow modeling techniques. Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions. Each community, land parcel or amenity asset is evaluated individually. For any asset deemed to be impaired, the recognized impairment is measured as the amount by which the asset’s carrying amount exceeds its fair value. Further discussion of real estate inventory impairments is included in Note 4 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We construct amenities in conjunction with the development of certain planned communities and account for the related costs in accordance with ASC 330, Inventories. Our amenities are transferred to common interest realty associations (“CIRAs”), sold as equity membership clubs, sold separately or retained and operated by us. The cost of amenities conveyed to a CIRA is classified as a common cost of the community and included in real estate inventories. This cost is allocated to cost of sales on the basis of the relative sales value of the homes and tower units sold. The cost of amenities sold as equity membership clubs is included in real estate inventories, classified as investments in amenities (Note 2 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K). Costs of amenities retained and operated by us are accounted for as property and equipment.

In accordance with ASC 835, Interest, interest incurred relating to land under development and construction of homes and tower units is capitalized to real estate inventories during the active development period. For homes and tower units under construction, we include the underlying developed land costs and in-process homebuilding costs in our determination of capitalized interest. Capitalization ceases upon substantial completion of a home or tower unit. Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by us. Interest capitalized to real estate inventories is charged to cost of sales when the related homes, tower units, home sites, amenity memberships and parcels are delivered. Interest capitalized to property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets.

Property and Equipment

Included in property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, an impairment analysis is performed in accordance with ASC 360 at the end of each quarterly reporting period and when events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs or changes in use, indicate that their carrying values may be impaired. Our analysis consists of determining whether an asset’s carrying amount will be recovered from its undiscounted estimated future cash flows, including estimated residual cash flows such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties, including, among other things, demand for golf and social memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of an asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment charge is recorded for the difference between the estimated fair value of the asset and its net carrying amount. We estimate the fair value of an asset by using discounted cash flow analyses. There were no property and equipment impairment charges recorded by the Company during the three years ended December 31, 2015.

Warranty Reserves

Homebuyers are provided with a one to three year limited warranty against certain building defects, depending on the product purchased. We also provide our single-family homebuyers with a limited ten year warranty for certain structural defects and our condominium buyers, which include our multi-family and tower buyers, are provided with a limited warranty for certain structural defects in accordance with Florida law. Warranty reserves are established by charging cost of sales and recording a warranty liability for each home and tower unit delivered. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for all unexpired warranty obligation periods. Our warranty reserves are based on historical warranty cost experience and are adjusted, as appropriate, to reflect qualitative risks associated with the homes and tower units constructed. Our actual costs and expenditures under our various warranty programs could significantly differ from the estimates used to estimate the warranty reserves that have been recorded in the Company’s consolidated balance sheets (Note 6 to our audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

Revenue and Profit Recognition

Homebuilding revenues and related profits for single- and multi-family homes are recognized in accordance with ASC 360 at the time of delivery under the full accrual method. The construction time for homes is generally less than one year from when construction of the home begins; however, some homes may take more than one year to complete. Under the full accrual method, revenues and related profits are recognized when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When the sale of a home does not meet the requirements for income recognition, the sales proceeds and any associated profit are deferred until such requirements are met and the related sold inventory is classified as completed inventory.

Homebuilding revenues and related profits for tower units, which generally require more than one year to construct, are recognized under the percentage-of-completion method if certain criteria under ASC 360 are met. If such criteria are not met, the deposit method is used. There were no revenues or profits accounted for under the percentage-of-completion method during the three years ended December 31, 2015.

Real estate services revenues, which include real estate brokerage and title services operations, are recognized upon the closing of a sales contract.

Revenues from amenity operations include the sale of equity memberships and marina slips, nonequity memberships, membership dues and fees for services provided. Equity memberships entitle buyers to a future ownership interest in the amenity facility upon turnover of the club to the membership in addition to the right to use the facilities in accordance with the terms of the membership agreement. Nonequity memberships only entitle buyers with the right to use the amenity facilities in accordance with the terms of the membership agreement. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the deposit or cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based on changes in circumstances. If we can demonstrate that it is likely that we will recover proceeds in excess of the remaining carrying value and no material contingencies exist, such as a developer rescission clause, the full accrual method is used. Nonrefundable nonequity memberships entitle buyers to the right to use the respective amenity facility over its useful life and are sold separately from homes within our communities. Nonequity membership initiation fees are deferred and amortized to amenities revenues over 20 years, representing the membership period, which is based on the estimated average depreciable life of the amenities facilities. This treatment most closely matches revenues with the expenses of operating the club over the membership period. Both equity and nonequity memberships require members to pay membership dues that are billed in advance on either an annual or quarterly basis and are recorded as deferred revenue and subsequently recognized as revenues ratably over the term of the membership period. Revenues for services are recorded when the service is provided.

Revenues and profits from land sales, which are included in homebuilding revenues and gross margin, respectively, in the Company’s consolidated statements of operations, are recognized at the time of closing. Revenues and related profits are recognized in full when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. The deferred income is recognized when we are no longer involved with the related land parcel.

Sales incentives, such as reductions in listed sales prices of homes, golf club memberships and marina slips, are treated as a reduction of revenues. Sales incentives, such as closing cost credits, are classified as cost of sales.

Also, see below under “Recently Issued Accounting Pronouncement” for certain revenue-related accounting guidance that the Company will be required to adopt during the year ending December 31, 2018 and interim reporting periods during that year.

Homebuilding Cost of Sales

The cost of home and tower unit deliveries includes direct home and tower unit construction costs, land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, closing costs, development period interest and other common costs. We use the specific identification method to accumulate home construction costs. For tower projects, we allocate construction costs to individual units based on the relative sales value of each unit delivered to the total estimated sales value of the tower project. Land acquisition and land development costs are allocated to each home site within a subdivision based on the relative fair values of the home sites prior to home construction. We recognize all home and tower unit cost of sales when an individual home or unit is delivered.

Real Estate Brokerage Cost of Sales

Real estate brokerage revenues primarily consist of the gross commission income that we receive on real estate transactions for which we act as the broker. We pay a portion of the commission received to the independent real estate agents that work with our real estate brokerage operations. These commissions are a direct cost of real estate brokerage revenues and are included in real estate services cost of sales in the Company’s consolidated statements of operations. Real estate services cost of sales also includes overhead costs associated with the Company’s realty brokerage and title services businesses.

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

ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a “more-likely-than-not” standard. A valuation allowance must be established when it is more-likely-than-not that some or all of a company’s deferred tax assets will not be realized. We assess our deferred tax assets on a quarterly basis, including the benefits from federal and state net operating loss and tax credit carryforwards, to determine if valuation allowances are required. When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence, including, among other things, whether the Company is in a cumulative loss position, projected future taxable income by taxing jurisdiction, statutory limitations on the Company’s tax carryforwards and credits, tax planning strategies, recent financial operations, scheduled reversals of deferred tax liabilities, and the macroeconomic environment and the homebuilding industry. If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance is recorded through the provision for income taxes.

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

We have elected to adopt the reduced disclosure requirements available to emerging growth companies. As a result of this election, the information that we provided in this Annual Report on Form 10-K may be different than the information that shareholders, investors and other interested parties may receive from other public companies in which they hold equity interests. Additionally, it is possible that some shareholders, investors and other interested parties will find our common stock less attractive as a consequence of our election, which may result in a less active trading market for our common stock and more volatility in our stock price.

We may take advantage of the provisions under the JOBS Act until we are no longer an emerging growth company, which will be the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We may choose to take advantage of some but not all of the reduced disclosure requirements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our variable-rate debt, including future borrowings, if any, under our revolving credit facilities. As of December 31, 2015, we had no outstanding borrowings under the Stonegate Loan and our then-existing $75.0 million unsecured revolving credit facility. However, assuming that (i) the Stonegate Loan and our then-existing unsecured revolving credit facility had been fully drawn at December 31, 2015 (i.e., $10.0 million and $75.0 million, respectively) and (ii) no interest expense is capitalized, a hypothetical 100 basis point increase in interest rates on our variable-rate debt would increase our annual interest expense by approximately $850,000. For a detailed description of our revolving credit facilities, including certain activity subsequent to December 31, 2015, see Note 8 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

For variable-rate debt, interest rate changes generally do not affect the fair value of the debt instrument but do impact future earnings and cash flows, assuming other factors are held constant. We did not use swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the year ended December 31, 2015. We have not entered into, and currently do not hold, derivatives for trading or speculative purposes.

We have no principal debt maturities on our fixed-rate debt until the year ending December 31, 2021, at which time the entire $250.0 million outstanding balance under our 6.875% Senior Notes due 2021 will be due and payable. As of December 31, 2015, the estimated fair value and carrying amount of such indebtedness were $263.9 million and $246.5 million, respectively.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

WCI Communities, Inc.

We have audited the accompanying consolidated balance sheets of WCI Communities, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI Communities, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 22, 2016

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
		2014
	2015	(as adjusted)
Assets
Cash and cash equivalents	$135,308	$174,756
Restricted cash	13,753	12,125
Notes and accounts receivable	7,374	5,637
Real estate inventories	554,191	449,249
Property and equipment, net	25,649	25,021
Other assets	24,924	14,983
Deferred tax assets, net of valuation allowances	92,917	110,823
Goodwill	7,520	7,520

Total assets	$861,636	$800,114

Liabilities and Equity
Accounts payable	$30,365	$20,040
Accrued expenses and other liabilities	73,237	68,986
Customer deposits	37,794	30,662
Senior notes, net	246,473	245,983

Total liabilities	387,869	365,671

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized,
25,903,725 shares issued and 25,848,315 shares outstanding at December 31, 2015;
25,850,484 shares issued and 25,806,706 shares outstanding at December 31, 2014	259	259
Additional paid-in capital	306,565	302,111
Retained earnings	165,981	130,581
Treasury stock, at cost, 55,410 shares and 43,778 shares at December 31, 2015 and 2014, respectively	(781)	(505)

Total WCI Communities, Inc. shareholders’ equity	472,024	432,446
Noncontrolling interests in consolidated joint ventures	1,743	1,997

Total equity	473,767	434,443

Total liabilities and equity	$861,636	$800,114

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013

Revenues
Homebuilding	$437,956	$292,785	$214,016
Real estate services	100,138	90,582	80,096
Amenities	25,522	23,636	23,237

Total revenues	563,616	407,003	317,349

Cost of Sales
Homebuilding	322,786	209,791	149,768
Real estate services	95,833	88,094	76,972
Amenities	27,713	25,377	25,285
Asset impairment	—	1,200	—

Total cost of sales	446,332	324,462	252,025

Gross margin	117,284	82,541	65,324

Selling, general and administrative expenses	61,592	46,969	39,548
Interest expense	848	1,140	2,537
Other income, net	(810)	(1,604)	(2,642)
Expenses related to early repayment of debt	—	—	5,105

	61,630	46,505	44,548

Income from operations before income taxes	55,654	36,036	20,776
Income tax expense (benefit)	20,427	14,652	(125,709)

Net income	35,227	21,384	146,485
Net loss attributable to noncontrolling interests	173	213	163

Net income attributable to WCI Communities, Inc.	35,400	21,597	146,648
Preferred stock dividends	—	—	(19,680)

Net income attributable to common shareholders of WCI Communities, Inc.	$35,400	$21,597	$126,968

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$1.35	$0.83	$5.88

Diluted	$1.34	$0.82	$5.86

Weighted average number of shares of common stock outstanding:
Basic	26,195	26,021	21,586

Diluted	26,466	26,292	21,680

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Interests	Total

Balance at January 1, 2013	10	$—	—	$—	18,072	$181	$203,833	$(37,664)	$(196)	$2,451	$168,605

Net income (loss)	—	—	—	—	—	—	—	146,648	—	(163)	146,485
Stock-based compensation expense	—	—	—	—	—	—	5,217	—	—	—	5,217
Stock dividend paid to Series A preferred shareholders	—	—	—	—	904	9	(9)	—	—	—	—
Retirement of Series A preferred shares	(10)	—	—	—	—	—	—	—	—	—	—
Cash dividend paid to Series B preferred shareholder	—	—	—	—	—	—	(700)	—	—	—	(700)
Issuance of common stock	—	—	—	—	6,819	68	90,189	—	—	—	90,257

Balance at December 31, 2013	—	—	—	—	25,795	258	298,530	108,984	(196)	2,288	409,864

Net income (loss)	—	—	—	—	—	—	—	21,597	—	(213)	21,384
Stock-based compensation expense	—	—	—	—	—	—	3,422	—	—	—	3,422
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	—	—	55	1	159	—	—	—	160
Purchases of treasury stock	—	—	—	—	—	—	—	—	(309)	—	(309)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(78)	(78)

Balance at December 31, 2014	—	—	—	—	25,850	259	302,111	130,581	(505)	1,997	434,443

Net income (loss)	—	—	—	—	—	—	—	35,400	—	(173)	35,227
Stock-based compensation expense	—	—	—	—	—	—	4,207	—	—	—	4,207
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	—	—	54	—	247	—	—	—	247
Purchases of treasury stock	—	—	—	—	—	—	—	—	(276)	—	(276)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(81)	(81)

Balance at December 31, 2015	—	$—	—	$—	25,904	$259	$306,565	$165,981	$(781)	$1,743	$473,767

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013

Operating activities
Net income	$35,227	$21,384	$146,485
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	926	846	627
Amortization of debt (premium) discount	(148)	(71)	243
Expenses related to early repayment of debt	—	—	5,105
Depreciation	2,984	2,627	2,081
Provision for (recovery of) bad debts	41	(3)	263
Loss on disposition of property and equipment	65	—	72
Deferred income tax expense	16,564	15,463	—
Increase in (reversals of) deferred tax asset valuation allowances	1,342	(480)	(125,646)
Stock-based compensation expense	4,207	3,422	5,217
Asset impairment	—	1,200	—
Changes in assets and liabilities:
Restricted cash	(1,628)	(3,214)	1,964
Notes and accounts receivable	(1,778)	1,473	(1,698)
Real estate inventories	(101,586)	(158,659)	(98,511)
Other assets, excluding prepaid and recoverable income taxes	(10,781)	(430)	2,360
Prepaid and recoverable income taxes	646	(569)	16,754
Accounts payable and other liabilities	10,952	1,286	17,322
Customer deposits	7,132	9,960	4,781
Equity compensation excess income tax benefits	(247)	(160)	—

Net cash used in operating activities	(36,082)	(105,925)	(22,581)

Investing activities
Additions to property and equipment	(3,007)	(2,977)	(2,554)
Distribution of capital from an unconsolidated joint venture	—	—	577

Net cash used in investing activities	(3,007)	(2,977)	(1,977)

Financing activities
Proceeds from the issuance of common stock, net	—	—	90,257
Proceeds from the issuance of senior notes	—	51,250	200,000
Repayment of senior secured term notes	—	—	(126,250)
Payments of debt issuance costs	(21)	(1,213)	(5,703)
Proceeds from the sale of community development district bonds	—	21,673	—
Payments of community development district obligations	(228)	(1,177)	(788)
Payment of preferred stock dividend	—	—	(700)
Purchases of treasury stock	(276)	(309)	—
Distributions to noncontrolling interests	(81)	(78)	—
Equity compensation excess income tax benefits	247	160	—

Net cash provided by (used in) financing activities	(359)	70,306	156,816

Net increase (decrease) in cash and cash equivalents	(39,448)	(38,596)	132,258
Cash and cash equivalents at the beginning of the year	174,756	213,352	81,094

Cash and cash equivalents at the end of the year	$135,308	$174,756	$213,352

Supplemental disclosures
Cash paid during the year for:
Interest, net of amounts capitalized	$73	$(611)	$(3,245)
Income taxes	1,920	245	—
Noncash transactions associated with community development district obligations:
Liabilities assumed by homebuyers	$3,704	$3,032	$2,486
Liabilities assumed by subsidiaries of WCI Communities, Inc.	—	14,719	—
Additions to real estate inventories	—	14,108	—
Increase in other assets	—	611	—

See accompanying notes to consolidated financial statements.

WCI Communities, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1.	Description of the Business and Summary of Significant Accounting Policies

WCI Communities, Inc. is a lifestyle community developer and luxury homebuilder in several of Florida’s coastal markets. Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in these notes to consolidated financial statements refer to WCI Communities, Inc. and its subsidiaries. Our business is organized into three operating segments: homebuilding, real estate services and amenities. Our homebuilding operations design, sell and build single- and multi-family homes, including luxury high-rise tower units, targeting move-up, second-home and active adult buyers. Our real estate services businesses include real estate brokerage and title and settlement services. Our amenities operations own and/or operate golf courses and country clubs, marinas and resort-style amenity facilities within certain of our communities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”).

The consolidated financial statements include the accounts of WCI Communities, Inc., its wholly-owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”), as defined under ASC 810, Consolidation (“ASC 810”), but over which the Company has the ability to exercise control. In accordance with ASC 323, Investments—Equity Method and Joint Ventures, the equity method of accounting is applied to those investments in joint ventures that are not VIEs where the Company has less than a controlling interest but either significant influence or substantive participating rights, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation. Also, see below under “Recently Issued Accounting Pronouncements” for certain accounting guidance that the Company adopted on January 1, 2016.

We record our investments in unconsolidated joint ventures in other assets in the accompanying consolidated balance sheets. Equity in earnings from unconsolidated joint ventures has been included in other income, net in the accompanying consolidated statements of operations; however, such amounts, if any, were nominal during each of the years in the three-year period ended December 31, 2015. During April 2013, we received a liquidating distribution of $0.6 million in respect of our 49.9% ownership interest in Florida Home Finance Group LLC. Such entity, which has been dissolved, was a joint venture that offered mortgage banking services. We accounted for our investment in Florida Home Finance Group LLC under the equity method.

The Company’s operations involve real estate development and sales and, as such, it is not possible to precisely measure the duration of its operating cycle. The accompanying consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice.

All share and per share amounts of the Company’s common stock have been retroactively adjusted in the accompanying consolidated financial statements and notes to reflect the common stock split, the new authorized share amounts and the conversion of our Series A, B, C, D and E common stock into a single class of common stock that are discussed in Note 12.

Certain amounts in the accompanying consolidated balance sheet as of December 31, 2014 have been adjusted to comply with the requirements of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is discussed below under “Recently Issued Accounting Pronouncements.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could significantly differ from those estimates.

Cash and Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, cash and cash equivalents included $0.5 million and $2.0 million, respectively, of amounts in transit from title companies for transactions that closed at or near year-end.

Approximately 48% and 66% of our cash and cash equivalents at December 31, 2015 and 2014, respectively, were held on deposit with two financial institutions. If those financial institutions fail to perform their duties under the terms of our depository agreements, we could incur a significant loss or be denied access to the cash in our operating accounts.

Restricted Cash

Restricted cash consists primarily of funds held in escrow accounts, representing customer deposits restricted as to use, and cash collateral in support of bank financing arrangements and outstanding letters of credit. We receive cash earnest money deposits from our customers who enter into home sales contracts. We are precluded from using such deposits in construction unless the customer waives the requirement to escrow deposit funds or we take measures to release state-imposed restrictions, which may include posting escrow bonds. We had $3.0 million and $4.5 million outstanding in escrow bonds at December 31, 2015 and 2014, respectively, which were used to release restrictions on customer deposits.

As of December 31, 2015 and 2014, our restricted cash included $13.0 million and $11.0 million, respectively, related to customer deposits. Restricted cash also included $0.8 million and $1.1 million of cash collateral in support of bank financing arrangements and outstanding letters of credit as of December 31, 2015 and 2014, respectively.

Notes and Accounts Receivable

Notes receivable are generated through the normal course of business and pertain to amenity membership sales that are collateralized by liens on memberships sold. Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured. We assess the collectability of notes and accounts receivable and the need for an allowance for doubtful accounts based on a detail review of the individual notes and accounts receivable, collection histories and the number of days the accounts are delinquent. Notes and accounts receivable were recorded net of allowances for doubtful accounts of $0.4 million at both December 31, 2015 and 2014.

Real Estate Inventories and Capitalized Interest

Real estate inventories consist of land and land improvements, homes and tower units under construction or completed and investments in amenities. Costs capitalized to land and land improvements primarily include: (i) land acquisition costs; (ii) land development costs; (iii) entitlement costs; (iv) capitalized interest; (v) capitalized real estate taxes; (vi) capitalized association deficit funding; and (vii) certain indirect land development overhead costs. Land costs are transferred from land and land improvements to homes and tower units under construction or completed at the commencement of the related construction. Components of homes and tower units under construction or completed include: (i) land costs transferred from land and land improvements; (ii) direct construction costs associated with the home or tower unit; (iii) engineering, permitting and other fees; (iv) capitalized interest; and (v) certain indirect construction overhead costs. Total land and common development costs are apportioned to each home, tower unit, lot, amenity or parcel using the relative sales value method, while site-specific development costs are allocated directly to the benefited land. Investments in amenities include costs associated with the construction of clubhouses, golf courses, marinas, tennis courts and various other recreational facilities, which we intend to recover through equity membership and marina slip sales.

All of our real estate inventories are reviewed for recoverability at the end of each quarterly reporting period, as our inventory is considered “long-lived,” in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates and the use of discounted cash flow modeling techniques. Changes in these expectations may lead to a change in the outcome of our impairment analysis and actual results may also differ from our assumptions. Each community, land parcel or amenity asset is evaluated individually. For any asset deemed to be impaired, the recognized impairment is measured as the amount by which the asset’s carrying amount exceeds its fair value. Further discussion of real estate inventory impairments is included in Note 4.

We construct amenities in conjunction with the development of certain planned communities and account for the related costs in accordance with ASC 330, Inventories. Our amenities are transferred to common interest realty associations (“CIRAs”), sold as equity membership clubs, sold separately or retained and operated by us. The cost of amenities conveyed to a CIRA is classified as a common cost of the community and included in real estate inventories. This cost is allocated to cost of sales on the basis of the relative sales value of the homes and tower units sold. The cost of amenities sold as equity membership clubs is included in real estate inventories, classified as investments in amenities (Note 2). Costs of amenities retained and operated by us are accounted for as property and equipment.

In accordance with ASC 835, Interest, interest incurred relating to land under development and construction of homes and tower units is capitalized to real estate inventories during the active development period. For homes and tower units under construction, we include the underlying developed land costs and in-process homebuilding costs in our determination of capitalized interest. Capitalization ceases upon substantial completion of a home or tower unit. Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by us. Interest capitalized to real estate inventories is charged to cost of sales when the related homes, tower units, home sites, amenity memberships and parcels are delivered. Interest capitalized to property and equipment is depreciated using the methodology described below under “Property and Equipment.”

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

Included in property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, an impairment analysis is performed in accordance with ASC 360 at the end of each quarterly reporting period and when events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs or changes in use, indicate that their carrying values may be impaired. Our analysis consists of determining whether an asset’s carrying amount will be recovered from its undiscounted estimated future cash flows, including estimated residual cash flows such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties, including, among other things, demand for golf and social memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of an asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment charge is recorded for the difference between the estimated fair value of the asset and its net carrying amount. We estimate the fair value of an asset by using discounted cash flow analyses. There were no property and equipment impairment charges recorded by the Company during the three years ended December 31, 2015.

Debt Issuance Costs and Debt Premiums/Discounts

Debt issuance costs and debt premiums/discounts are amortized to interest expense using the effective interest method over the estimated economic life of the underlying debt instrument. Unamortized debt issuance costs that pertain to revolving credit facilities are recorded as other assets in the Company’s consolidated balance sheet whereas any such costs pertaining to term debt are recorded as a direct offset to the related liability.

In connection with transactions that involve our debt instruments, including those that are described in Note 8, we evaluate and assess the accounting for such transactions in accordance with, among other things, the provisions of ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”). ASC 470-50 provides guidance as to (i) whether a transaction should be treated as an extinguishment of debt or a debt modification and (ii) the handling of new and legacy debt issuance costs.

Goodwill

Goodwill represents the excess of the estimated fair value of an acquired business over its identifiable tangible and intangible net assets. ASC 350, Intangibles—Goodwill and Other (“ASC 350”), provides guidance on accounting for intangible assets. Under ASC 350, goodwill is not amortized by companies that meet the prescribed definition of a public business entity. Pursuant to the provisions of ASC 350, goodwill is tested for impairment, at a minimum, once a year. Evaluating goodwill for impairment is a two-step process that involves the determination of the fair values and the carrying values of reporting units that have goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. All of our goodwill pertains to reporting units under our real estate services operating segment.

Pursuant to the provisions of ASC 350, entities have the option of performing a qualitative assessment before calculating the fair value of a reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be “more-likely-than-not” less than the carrying amount of the reporting unit, then the two-step goodwill impairment test must be performed.

Certain estimates and judgments are inherent in our determination of the fair value of a reporting unit, including the interpretation of current economic indicators and market valuations. We typically use an income approach to determine the estimated fair values of our reporting units when performing our goodwill impairment test. The income approach establishes fair value by a method that discounts a reporting unit’s projected earnings and estimated residual value using a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risks of the relative investment. If the estimated fair value of a reporting unit is less than its carrying value, then the second step of the goodwill impairment test is performed to measure the amount of the impairment charge, if any. The impairment charge is determined by comparing the implied fair value of the reporting unit’s goodwill to the corresponding carrying value. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

We review goodwill at the end of each quarterly reporting period (or whenever qualitative indicators of impairment exist) for impairment. There were no goodwill impairment charges recorded by the Company during the three years ended December 31, 2015.

Warranty Reserves

Homebuyers are provided with a one to three year limited warranty against certain building defects, depending on the product purchased. We also provide our single-family homebuyers with a limited ten year warranty for certain structural defects and our condominium buyers, which include our multi-family and tower buyers, are provided with a limited warranty for certain structural defects in accordance with Florida law. Warranty reserves are established by charging cost of sales and recording a warranty liability for each home and tower unit delivered. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for all unexpired warranty obligation periods. Our warranty reserves are based on historical warranty cost experience and are adjusted, as appropriate, to reflect qualitative risks associated with the homes and tower units constructed. Our actual costs and expenditures under our various warranty programs could significantly differ from the estimates used to estimate the warranty reserves that have been recorded in the accompanying consolidated balance sheets (Note 6).

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

Revenue and Profit Recognition

Homebuilding revenues and related profits for single- and multi-family homes are recognized in accordance with ASC 360 at the time of delivery under the full accrual method. The construction time for homes is generally less than one year from when construction of the home begins; however, some homes may take more than one year to complete. Under the full accrual method, revenues and related profits are recognized when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When the sale of a home does not meet the requirements for income recognition, the sales proceeds and any associated profit are deferred until such requirements are met and the related sold inventory is classified as completed inventory.

Homebuilding revenues and related profits for tower units, which generally require more than one year to construct, are recognized under the percentage-of-completion method if certain criteria under ASC 360 are met. If such criteria are not met, the deposit method is used. There were no revenues or profits accounted for under the percentage-of-completion method during the three years ended December 31, 2015.

Real estate services revenues, which include real estate brokerage and title services operations, are recognized upon the closing of a sales contract.

Revenues from amenity operations include the sale of equity memberships and marina slips, nonequity memberships, membership dues and fees for services provided. Equity memberships entitle buyers to a future ownership interest in the amenity facility upon turnover of the club to the membership in addition to the right to use the facilities in accordance with the terms of the membership agreement. Nonequity memberships only entitle buyers with the right to use the amenity facilities in accordance with the terms of the membership agreement. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the deposit or cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based on changes in circumstances. If we can demonstrate that it is likely that we will recover proceeds in excess of the remaining carrying value and no material contingencies exist, such as a developer rescission clause, the full accrual method is used. Nonrefundable nonequity memberships entitle buyers to the right to use the respective amenity facility over its useful life and are sold separately from homes within our communities. Nonequity membership initiation fees are deferred and amortized to amenities revenues over 20 years, representing the membership period, which is based on the estimated average depreciable life of the amenities facilities. This treatment most closely matches revenues with the expenses of operating the club over the membership period. Both equity and nonequity memberships require members to pay membership dues that are billed in advance on either an annual or quarterly basis and are recorded as deferred revenue and subsequently recognized as revenues ratably over the term of the membership period. Revenues for services are recorded when the service is provided.

Revenues and profits from land sales, which are included in homebuilding revenues and gross margin, respectively, in the Company’s consolidated statements of operations, are recognized at the time of closing. Revenues and related profits are recognized in full when collectability of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. The deferred income is recognized when we are no longer involved with the related land parcel.

Sales incentives, such as reductions in listed sales prices of homes, golf club memberships and marina slips, are treated as a reduction of revenues. Sales incentives, such as closing cost credits, are classified as cost of sales.

Also, see below under “Recently Issued Accounting Pronouncements” for certain revenue-related accounting guidance that the Company will be required to adopt during the year ending December 31, 2018 and interim reporting periods during that year.

Homebuilding Cost of Sales

The cost of home and tower unit deliveries includes direct home and tower unit construction costs, land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, closing costs, development period interest and other common costs. We use the specific identification method to accumulate home construction costs. For tower projects, we allocate construction costs to individual units based on the relative sales value of each unit delivered to the total estimated sales value of the tower project. Land acquisition and land development costs are allocated to each home site within a subdivision based on the relative fair values of the home sites prior to home construction. We recognize all home and tower unit cost of sales when an individual home or unit is delivered.

Real Estate Brokerage Cost of Sales

Real estate brokerage revenues primarily consist of the gross commission income that we receive on real estate transactions for which we act as the broker. We pay a portion of the gross commission received to the independent real estate agents that work with our real estate brokerage operations. These commissions are a direct cost of real estate brokerage revenues and are included in real estate services cost of sales in the Company’s consolidated statements of operations. Real estate services cost of sales also includes overhead costs associated with the Company’s realty brokerage and title services businesses.

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

ASC 740 requires that companies assess whether deferred tax asset valuation allowances should be established based on consideration of all of the available evidence using a “more-likely-than-not” standard. A valuation allowance must be established when it is more-likely-than-not that some or all of a company’s deferred tax assets will not be realized. We assess our deferred tax assets on a quarterly basis, including the benefits from federal and state net operating loss and tax credit carryforwards, to determine if valuation allowances are required. When making a determination as to the adequacy of our deferred tax asset valuation allowance, we consider all of the available objectively verifiable positive and negative evidence, including, among other things, whether the Company is in a cumulative loss position, projected future taxable income by taxing jurisdiction, statutory limitations on the Company’s tax carryforwards and credits, tax planning strategies, recent financial operations, scheduled reversals of deferred tax liabilities, and the macroeconomic environment and the homebuilding industry. If we determine that the Company will not be able to realize some or all of its deferred tax assets in the future, a valuation allowance is recorded through the provision for income taxes.

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

Advertising Costs

Advertising costs consist primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. We expense advertising costs related to our homebuilding operations as incurred to selling, general and administrative expenses in the Company’s consolidated statements of operations. Tangible advertising costs, such as architectural models and visual displays, are capitalized to real estate inventories. Advertising costs related to our real estate services and amenities operations are expensed as incurred to their respective cost of sales in the Company’s consolidated statements of operations. Total advertising expense was $6.2 million, $5.2 million and $4.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that the cost for all stock-based transactions be recognized in an entity’s financial statements. ASC 718 further requires all entities to apply a fair value measurement approach when accounting for stock-based transactions with employees, directors and nonemployees. Further discussion of our stock-based arrangements is included in Note 13.

Employee Benefit Plan

Our eligible employees, who meet certain requirements, are allowed to participate in the WCI Communities 401(k) and Retirement Plan (the “Plan”). During the years ended December 31, 2014 and 2013, we matched an amount equal to 25% of the first 6% of each participant’s total eligible compensation, subject to certain limitations established by the Internal Revenue Service (the “IRS”). Effective January 1, 2015, the Plan’s matching contribution became discretionary. For the year ended December 31, 2015, the matching contribution formula was declared to be 50% of the first 5% of each participant’s total eligible compensation, subject to certain limitations established by the IRS. Moreover, there were less Plan participant forfeiture credits available to the Company during 2015 than in previous years. The Company’s matching contribution expense for the Plan was $0.6 million, $0.3 million and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which made targeted amendments to GAAP’s existing consolidation guidance under both the variable interest and voting models. Among other things, ASU 2015-02 (i) introduces a separate analysis specific to limited partnerships and similar legal entities for assessing if the equity holders at risk lack decision-making rights and (ii) eliminates certain guidance under the consolidation voting model that pertains to limited partnerships and similar legal entities, including the rebuttable presumption that a general partner unilaterally controls such an entity and should therefore consolidate it. Public entities are required to adopt ASU 2015-02 during annual reporting periods that began after December 15, 2015 and interim reporting periods within those years. An entity could adopt ASU 2015-02 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Early adoption of ASU 2015-02 is permitted. Effective January 1, 2016, we adopted ASU 2015-02 using the modified retrospective approach; however, such new accounting standard is not expected to have a material effect on our consolidated financial statements.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Among other things, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in an entity’s balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with the presentation of debt discounts. Public entities are required to adopt ASU 2015-03 during annual reporting periods that began after December 15, 2015 and interim reporting periods within those years. ASU 2015-03 must be applied retrospectively to all prior periods presented in the financial statements. Early adoption of ASU 2015-03 is permitted. The Company adopted ASU 2015-03 on December 31, 2015 and retroactively applied such new accounting guidance to all periods presented herein. The only effect thereof was the reclassification of $5.2 million of unamortized debt issuance costs pertaining to our senior notes to the related liability in the accompanying consolidated balance sheet at December 31, 2014. As a corollary to ASU 2015-03, on August 16, 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that debt issuance costs attributable to line-of-credit arrangements can be presented as an asset and amortized ratably over the life of the revolving debt arrangement, regardless of whether there is an outstanding balance thereunder. This methodology is consistent with the Company’s historical treatment of such costs.

2.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	December 31,
	2015	2014
	(in thousands)

Land and land improvements held for development	$319,574	$310,499
Work in progress	129,660	94,078
Completed inventories	97,487	37,421
Investments in amenities (Note 4)	7,470	7,251

Total real estate inventories	$554,191	$449,249

Work in progress includes homes, tower units and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. During October 2014, the Company closed on one of its held for sale land parcels for $1.5 million, resulting in a gain of $0.4 million. Additionally, during July 2015, the Company closed on its last remaining held for sale land parcel for $1.2 million, resulting in a gain of $0.4 million. Such gains have been recognized in homebuilding gross margin in the accompanying consolidated statements of operations during the year that the related transaction closed.

As of December 31, 2015 and 2014, single- and multi-family inventories represented approximately 93% and 94%, respectively, of total real estate inventories. As of December 31, 2015 and 2014, tower inventories represented approximately 5% and 4%, respectively, of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Capitalized interest at the beginning of the year	$24,856	$15,443	$7,959
Interest incurred	18,529	16,859	14,278
Interest expensed	(848)	(1,140)	(2,537)
Interest charged to homebuilding segment cost of sales	(10,903)	(6,306)	(4,257)

Capitalized interest at the end of the year	$31,634	$24,856	$15,443

3.	Property and Equipment

Property and equipment is summarized in the table below.

	Estimated Useful Life	December 31,
	(In Years)	2015	2014
		(in thousands)

Land and land improvements	10 to 15	$14,434	$14,106
Buildings and improvements	5 to 40	16,916	16,062
Furniture, fixtures and equipment	3 to 7	8,676	7,370

Property and equipment, gross		40,026	37,538
Accumulated depreciation		(14,377)	(12,517)

Property and equipment, net		$25,649	$25,021

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $22.8 million and $21.6 million as of December 31, 2015 and 2014, respectively.

4.	Asset Impairment Charge

In accordance with ASC 360, our real estate inventories and long-lived assets are carried at cost unless events and circumstances indicate that the carrying value of the underlying asset may not be recoverable. We evaluate and assess all such assets for recoverability at the end of each quarterly reporting period (or whenever qualitative indicators of impairment exist) to determine if impairment charges are warranted for individual assets. During the quarter and year ended December 31, 2014, we concluded that the projected undiscounted cash flows for one of the long-lived assets in our amenities operating segment no longer exceeded its carrying value of $3.2 million. Our assessment regarding such asset, a marina in central Florida, primarily resulted from: (i) continued softness in the boat slip rental and sales market; (ii) uncertainty regarding the timing and magnitude of a recovery, if any; and (iii) recent operating results and future projections that were below our previous expectations.

Due to the projected shortfall in undiscounted cash flow at the marina, we estimated the fair value of such asset in order to calculate the requisite impairment charge. The estimated fair value was determined using a discounted cash flow model that considered, among other things, the marina’s future net operating and capital activity. We typically employ a discounted cash flow model in these situations because we believe that it generally provides the best estimate of an asset’s fair value in the current marketplace. The discounted cash flow model used for the marina yielded a $2.0 million estimated fair value as of December 31, 2014, which resulted in a $1.2 million impairment charge to our amenities operating segment during the quarter and year ended December 31, 2014. Such model incorporated several assumptions and unobservable inputs, as contemplated under Level 3 of the GAAP fair value hierarchy (Note 9), the most critical of which were the: (i) discount rate; (ii) projected net cash requirements to maintain and operate the facility; and (iii) length of time and pricing necessary to sell all of the remaining boat slips in the marina. The projected net cash requirements were forecast based on our current operations, including anticipated capital improvements.

There were no long-lived asset impairment charges during the years ended December 31, 2015 and 2013.

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

5.	Other Assets

Other assets are summarized in the table below.

	December 31,
		2014
	2015	(as adjusted)
	(in thousands)

Prepaid expenses	$9,720	$6,292
Land acquisition deposits	6,326	740
Cash held by community development districts (Note 7)	2,614	2,875
Prepaid and recoverable income taxes, net	—	646
Debt issuance costs (revolving credit facilities)	542	759
Other	5,722	3,671

Total other assets	$24,924	$14,983

As the result of the adoption of ASU 2015-03 (Note 1), $5.2 million of unamortized debt issuance costs pertaining to our senior notes was reclassified from other assets to the related liability in the accompanying consolidated balance sheet at December 31, 2014.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	December 31,
	2015	2014
	(in thousands)

Community development district obligations (Note 7)	$37,573	$39,965
Deferred revenue and income	8,295	8,192
Accrued compensation and employee benefits	7,854	5,692
Accrued interest	6,562	6,564
Warranty reserves	4,688	1,888
Other	8,265	6,685

Total accrued expenses and other liabilities	$73,237	$68,986

The table below presents certain recent activity related to warranty reserves.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Warranty reserves at the beginning of the year	$1,888	$1,558	$1,077
Additions to reserves for new home deliveries	3,707	1,484	1,095
Payments for warranty costs	(821)	(411)	(558)
Adjustments to prior year warranty reserves	(86)	(743)	(56)

Warranty reserves at the end of the year	$4,688	$1,888	$1,558

During the years ended December 31, 2015, 2014 and 2013, net warranty expense of $3.6 million, $0.7 million and $1.0 million, respectively, was included in homebuilding cost of sales in the accompanying consolidated statements of operations. During the quarter and year ended December 31, 2015, several homes in one of our communities on the east coast of Florida exhibited high humidity. We are in the process of remediating those homes along with other homes in the same community that have not demonstrated the equivalent levels of high humidity. We currently estimate that the total cost of the necessary repairs will approximate $1.5 million, which has been included in “Additions to reserves for new home deliveries” in the above table, with a remaining warranty reserve of $1.3 million as of December 31, 2015 after payments for related warranty costs. Although there can be no assurances, we believe that the warranty reserve for this matter is adequate and reasonable; however, if the actual costs exceed our estimates, the warranty reserves could be materially adversely affected. Adjustments to prior year warranty reserves related to changes in our anticipated warranty payments on previously delivered homes. During the year ended December 31, 2014, favorable warranty experience in certain neighborhoods led us to reduce our warranty reserves on homes where the warranty had expired and on homes still under warranty in such neighborhoods.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $60.2 million and $68.4 million as of December 31, 2015 and 2014, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of December 31, 2015 mature at various times during the years 2018 through 2039. As of December 31, 2015 and 2014, we recorded CDD bond obligations of $37.6 million and $40.0 million, respectively, net of discounts of $1.9 million and $2.4 million, respectively, which represented the estimated amount of both “A” and “B” bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

We record a liability related to the “A” bonds for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We relieve this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and the transfer of the property. We record a liability related to the “B” bonds, net of cash held by the districts that may be used to reduce our district obligations, for the full amount of the developer obligations that are fixed and determinable and user fees that are required to be paid at the time the parcel or unit is sold to an end user. We relieve this liability by the corresponding assessments paid by us at the time of closing of the property.

Our proportionate share of cash held by CDDs was $3.0 million and $3.2 million as of December 31, 2015 and 2014, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.6 million and $2.9 million as of December 31, 2015 and 2014, respectively, and was included with other assets in the accompanying consolidated balance sheets (Note 5). As of both December 31, 2015 and 2014, cash related to the “B” bonds, which has a right of setoff, was $0.4 million and was recorded as a reduction of our CDD bond obligations.

During April 2013, we acquired property, which was secured by an existing CDD obligation, and the related $24.0 million of CDD bonds issued and outstanding. Through April 15, 2014, we were both an owner of property subject to a CDD obligation as well as the holder of the related CDD bonds. In accordance with ASC 405-20, Extinguishments of Liabilities, we accounted for the CDD obligation as extinguished debt to the extent of our obligation to repay ourselves under the related CDD bonds we held. As a result, $23.6 million of the $24.0 million CDD obligation, which related to the property owned by us, was not recorded as a CDD obligation on our consolidated balance sheets prior to April 16, 2014. On such date, we sold $23.6 million of the aforementioned CDD bonds held that related to the property that we own and received proceeds, including accrued and unpaid interest, of $22.7 million. The scheduled debt service payment on May 1, 2014 satisfied all of the other CDD bonds previously held by us. Accordingly, we are no longer the holder of any such CDD bonds. As a result of these transactions, the Company’s CDD obligations increased by $21.7 million during the year ended December 31, 2014, which represented our discounted proportionate share of the outstanding CDD bonds.

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

8.	Debt Obligations

Debt obligations are summarized in the table below.

	December 31,
		2014
	2015	(as adjusted)
	(in thousands)

Senior Notes due 2021	$250,000	$250,000
Unsecured revolving credit facility	—	—
Secured revolving credit facility	—	—
Debt premium	1,031	1,179
Debt issuance costs (Notes 1 and 5)	(4,558)	(5,196)

Total debt obligations, net	$246,473	$245,983

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

The net proceeds from the offering of the Original 2021 Notes (the “Original 2021 Notes Offering”) were $195.5 million after deducting fees and expenses payable by us. One of the Company’s largest shareholders and one of such shareholder’s affiliates collectively purchased $10.0 million of the Original 2021 Notes when they were first issued by us and those entities subsequently sold their notes during March 2014. We used $127.0 million of the net proceeds from the Original 2021 Notes Offering to voluntarily prepay the entire outstanding principal amount of the Company’s Senior Secured Term Notes due 2017, of which $125.0 million in aggregate principal amount was outstanding, at a price equal to 101% of the principal amount, plus accrued and unpaid interest. We used the remainder of the net proceeds from the Original 2021 Notes Offering for general corporate purposes, including the acquisition and development of land and home construction.

The Supplemental 2021 Notes were issued as additional securities under an indenture, dated as of August 7, 2013, by and among WCI Communities, Inc. (“WCI”), the guarantors named therein and Wilmington Trust, National Association, as trustee, governing the Original 2021 Notes (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”). The Original 2021 Notes and the Supplemental 2021 Notes are treated as a single series of notes and now have the exact same terms and conditions. The net proceeds from the offering of the Supplemental 2021 Notes, excluding accrued interest of $1.3 million paid to the Company by the initial holder of the Supplemental 2021 Notes, were $50.4 million after deducting fees and expenses payable by us. We used the net proceeds from the offering of the Supplemental 2021 Notes for general corporate purposes, including the acquisition and development of land and home construction.

Concurrent with the issuance of each of the Original 2021 Notes and the Supplemental 2021 Notes, WCI, the guarantors named in such debt arrangements and the initial purchasers of such notes entered into separate registration rights agreements. In connection therewith, WCI filed registration statements on Form S-4 and related amendments thereto during the year ended December 31, 2014. Such registration statements were ultimately declared effective by the Securities and Exchange Commission. Subsequently, all of the Original 2021 Notes and the Supplemental 2021 Notes were exchanged for publicly registered notes having terms substantially identical to those of the exchanged Senior Notes due 2021 (except for provisions relating to transfer restrictions and payments of additional interest).

The Original 2021 Notes and the Supplemental 2021 Notes (collectively, the “2021 Notes”) are senior unsecured obligations of WCI that are fully and unconditionally guaranteed on a joint and severable and senior unsecured basis by certain of WCI’s subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is directly or indirectly owned 100% by WCI. There are no significant restrictions on the ability of any of the Guarantors to pay dividends, provide loans or otherwise make payments to WCI. Each of the Guarantors will be released and relieved of its guarantee obligations pertaining to the 2021 Notes: (i) in the event of a sale or other disposition of all of the assets of one or more of the Guarantors, by way of merger, consolidation or otherwise; (ii) upon designation of a Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture; (iii) in connection with the dissolution of a Guarantor under applicable law in accordance with the Indenture; (iv) upon release or discharge of the guarantee that resulted in the creation of such guarantee of the 2021 Notes; or (v) if WCI exercises its legal defeasance option or covenant defeasance option or if its obligations under the Indenture are discharged in accordance with the terms of the Indenture. Separate condensed consolidating financial statements of the Company are not provided herein because: (i) WCI has no independent assets or operations; (ii) the guarantees provided by the Guarantors are full and unconditional and joint and several; and (iii) the total assets, equity and operations of WCI’s non-guarantor subsidiaries are individually and in the aggregate minor.

The Indenture contains covenants, that limit, among other things, the Company’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture) to: (i) incur additional indebtedness; (ii) declare or pay dividends, redeem stock or make other distributions to holders of capital stock; (iii) make investments; (iv) create liens; (v) place restrictions on the ability of subsidiaries to pay dividends or make other payments to WCI; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; (vii) sell assets; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important qualifications described in the Indenture.

The 2021 Notes bear interest at the rate of 6.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. After considering debt issuance costs and the debt premium on the Supplemental 2021 Notes, the effective interest rate on the 2021 Notes is approximately 7.2%. The 2021 Notes mature on August 15, 2021 at which time the entire $250.0 million of principal is due and payable. At any time on or after August 15, 2016, the 2021 Notes are redeemable at the Company’s option, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest. Prior to August 15, 2016, the Company may redeem the 2021 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest. Moreover, prior to August 15, 2016, the Company may also redeem up to 35% of the aggregate principal amount of the 2021 Notes with the proceeds from certain equity offerings at a redemption price of 106.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

Upon the occurrence of any Change of Control (as defined in the Indenture), each holder of the 2021 Notes will have the right to require the Company to repurchase such holder’s notes at a purchase price equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest. Additionally, if the Company or one of its Restricted Subsidiaries sells certain assets, the Company generally must either: (i) invest any excess net cash proceeds from such sales in its business within a certain period of time; (ii) prepay senior secured debt or certain other debt; or (iii) prepay other senior debt and offer to purchase the 2021 Notes on a pro rata basis. The purchase price of the 2021 Notes in any such offer will be 100% of their principal amount, plus accrued and unpaid interest.

Senior Secured Term Notes due 2017. During June 2012, the Company issued its Senior Secured Term Notes due 2017 (the “2017 Notes”) with a scheduled maturity in May 2017 in the aggregate principal amount of $125.0 million to its two largest shareholders or certain of their affiliates. All or a portion of the outstanding principal balance, along with a prepayment premium, could be prepaid at any time prior to maturity. As noted above, the 2017 Notes were prepaid by the Company in their entirety during August 2013 at 101% of the principal amount, plus accrued and unpaid interest. The interest rate on the 2017 Notes was LIBOR plus 8.0%, subject to a 2.0% LIBOR floor, and was payable monthly. The 2017 Notes were issued at 98.0% of their stated face amount. In connection with the voluntary prepayment of the 2017 Notes, the Company recognized $5.1 million of expenses related to early repayment of debt during the year ended December 31, 2013, including the abovementioned prepayment premium of $1.2 million and write-offs of unamortized debt discount and deferred financing costs totaling $3.9 million.

Unsecured Revolving Credit Facility. During August 2013, the Company entered into a four-year senior unsecured revolving credit facility, providing for a revolving line of credit of up to $75.0 million. On February 9, 2016, such revolving credit facility was amended and restated (the “Amended and Restated Revolving Credit Facility”) to, among other things, increase the total amount available thereunder to $115.0 million and extend the term of the agreement to February 9, 2020. The Company has never borrowed under the Amended and Restated Revolving Credit Facility or its predecessor agreement. Amounts outstanding under the Amended and Restated Revolving Credit Facility will accrue interest, at the Company’s option, at a rate equal to (i) the Base Rate plus 1.50% or (ii) the Eurodollar rate plus 2.50%. Such interest is payable quarterly in arrears in the case of clause (i) above and payable in arrears in the case of clause (ii) above on a date designated by the Company pursuant to the terms of the underlying loan agreement. The Base Rate is equal to the highest of: (a) the Federal Funds Rate plus 1/2 of 1%; (b) the one month Eurodollar Rate plus 1.00%; or (c) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its “prime rate.” Under the Amended and Restated Revolving Credit Facility, we must pay, among other things, (i) a commitment fee calculated at a per annum rate equal to 0.40% of the average daily unused portion of the commitment thereunder (reduced from 0.50% under the predecessor agreement) and (ii) a letter of credit usage fee.

The commitment under the Amended and Restated Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. Effective February 9, 2016, the borrowing base calculation was modified to begin including certain of our tower construction project costs in the determination of the Company’s borrowing capacity. A portion of the Amended and Restated Revolving Credit Facility is available for the issuance of letters of credit (effective February 9, 2016, an aggregate amount not to exceed $75.0 million). As of February 22, 2016, there were no limitations on the Company’s borrowing capacity under the Amended and Restated Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

The loan agreement underlying the Amended and Restated Revolving Credit Facility contains, and its predecessor agreement contained, customary negative covenants, including those limiting the Company’s ability to pay cash dividends on its common stock. Additionally, both such loan agreements contain or contained requirements to maintain compliance with certain financial covenants, including: (i) a minimum consolidated interest coverage ratio or minimum liquidity; (ii) a maximum consolidated leverage ratio; and (iii) a minimum consolidated tangible net worth. The maturity date of the Amended and Restated Revolving Credit Facility can be extended and the commitments thereunder can be increased subject to certain conditions.

Secured Revolving Credit Facility. During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan with a bank secured by a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida. As of December 31, 2015, such collateral had a net book value of $6.8 million. The loan is also secured by the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. During its initial 36 months, the loan is structured as a revolving credit facility (the “Revolver Phase”), convertible to a term loan for the remaining 24 months (the “Term Phase”). During the Revolver Phase, which terminates on February 28, 2016, the WCI Parties may borrow and repay advances up to $10.0 million. The WCI Parties also have the right to issue standby letters of credit up to an aggregate amount of $5.0 million at any time during the term of the loan. However, each outstanding letter of credit will reduce the availability under the revolving credit facility. The interest rate during the Revolver Phase is a variable rate per annum equal to the bank’s prime rate, as published in the Wall Street Journal, plus 100 basis points, subject to a minimum interest rate floor of 4.0%. The interest rate during the Term Phase will be a fixed rate equal to the ask yield of the corresponding U.S. Treasury Bond for a term of five years, plus 300 basis points, subject to a minimum interest rate floor of 5.0%. During the Revolver Phase, the WCI Parties are required to pay an annual renewal fee and a non-use fee equal to 25 basis points based on the average unfunded portion of the loan. The WCI Parties have never borrowed under this secured credit facility; however, $1.6 million of letters of credit have been issued thereunder as of February 22, 2016, limiting the borrowing capacity on such date to $8.4 million.

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

Other. During the year ended December 31, 2013, the Company recorded $0.2 million of interest expense related to the amortization of the debt discount on the 2017 Notes. There were corresponding offsets to interest expense of $0.1 million during each of the years ended December 31, 2015 and 2014 that were attributable to the amortization of the debt premium on the Supplemental 2021 Notes.

We have no principal debt maturities until the year ending December 31, 2021, at which time the entire $250.0 million outstanding balance under the 2021 Notes will be due and payable.

As of December 31, 2015, we were in compliance with all of the covenants contained in our debt agreements.

9.	Fair Value Disclosures

ASC 820, Fair Value Measurements, provides a framework for measuring the fair value of assets and liabilities and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, accounts payable, customer deposits and accrued expenses and other liabilities were estimated to approximate their fair values primarily due to their short-term nature.

The carrying values and estimated fair values of our financial liabilities are summarized in the table below, except for the abovementioned liabilities for which the carrying values approximate their fair values.

	December 31, 2015		December 31, 2014 (as adjusted)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Senior Notes due 2021 (Note 8)	$246,473	$263,905	$245,983	$251,875
Community development district obligations	37,573	41,624	39,965	44,010

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

During the years ended December 31, 2015 and 2013, there were no nonfinancial assets written down to fair value as the result of an impairment charge. However, during the year ended December 31, 2014, the Company recorded a $1.2 million asset impairment charge, primarily using Level 3 inputs under the GAAP fair value hierarchy (Note 4).

10.	Income Taxes

Provision for Income Taxes. The significant components of the Company’s income tax expense (benefit) are summarized in the table below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Current:
Federal	$2,270	$43	$13
State	251	(374)	(76)

Current income taxes	2,521	(331)	(63)

Deferred:
Federal	16,273	13,342	(113,916)
State	1,633	1,641	(11,730)

Deferred income taxes	17,906	14,983	(125,646)

Income tax expense (benefit)	$20,427	$14,652	$(125,709)

After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rate was 36.6% during the year ended December 31, 2015. The 2015 effective income tax rate was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those new regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the new regulations resulted in a $1.8 million reduction in our income tax expense during the year ended December 31, 2015 and a corresponding increase of $0.07 in our diluted earnings per share.

Our effective income tax rate was 40.4% during the year ended December 31, 2014. The 2014 effective rate was higher than the customary blended federal and state income tax rate primarily due to certain stock-based compensation expense that was expected to be non-deductible under the then-existing regulations pertaining to Section 162(m) of the Code, partially offset by a $0.5 million net reduction in the Company’s deferred tax asset valuation allowances and the recognition of a $0.4 million state tax refund receivable pertaining to a prior period.

Due to the effects of changes in the Company’s deferred tax asset valuation allowances, our effective income tax rate during the year ended December 31, 2013 was not meaningful as the income tax benefit for such year did not directly correlate to the Company’s income from operations before income taxes.

The items that caused the Company’s income tax rates to differ from the statutory federal income tax rate of 35.0% are summarized in the table below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Expected taxes computed at the federal statutory rate	$19,539	$12,687	$7,329
State income tax expense, net of federal effect	1,884	1,373	708
Valuation allowances	1,342	(480)	(133,054)
Federal tax effect from a change in Section 162(m) of the Code	(1,532)	—	—
Permanent differences, net	(720)	1,010	(453)
Other	(86)	62	(239)

Income tax expense (benefit)	$20,427	$14,652	$(125,709)

Deferred Taxes and Related Matters. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the Company’s deferred tax assets and liabilities are summarized in the table below.

	December 31,
	2015	2014
	(in thousands)

Deferred tax assets:
Net operating losses	$103,472	$116,777
Real estate inventories	41,861	50,522
Acquisition intangibles	8,943	10,575
Investments in unconsolidated joint ventures	3,502	3,318
Property and equipment, net	2,896	3,157
Accrued expenses	4,598	1,966
Stock-based compensation expense	4,482	1,408
Other	706	185

Deferred tax assets, before valuation allowances	170,460	187,908
Valuation allowances	(71,843)	(70,501)

Deferred tax assets, after valuation allowances	98,617	117,407

Deferred tax liabilities:
Deferred revenue and income	(2,419)	(2,668)
Acquisition intangibles	(2,766)	(2,705)
Community development district obligation discounts	(237)	(921)
Investments in unconsolidated joint ventures	(278)	(290)

Deferred tax liabilities	(5,700)	(6,584)

Net deferred tax assets	$92,917	$110,823

Upon our emergence from bankruptcy on September 3, 2009, we adopted fresh-start accounting. However, our predecessor company was subject to multiple limitations under various provisions of the Code that affected us as a successor entity. Additionally, the downturn in the housing market from 2006 to 2010, uncertainty as to its length and magnitude, and the Company’s operating losses provided significant and persuasive negative evidence that some or all of the Company’s net deferred tax assets would not be realized. Because of these factors and the weight of other negative evidence at the time, the Company historically maintained a full valuation allowance for its net deferred tax assets since it emerged from bankruptcy.

As discussed in Note 1, ASC 740 requires a company to assess the adequacy of its valuation allowance for some or all of its deferred tax assets based on consideration of all of the available evidence, using a “more-likely-than-not” standard. In accordance with ASC 740 and our own accounting practices, we evaluate our net deferred tax assets, including the benefit from net operating loss and certain tax credit carryforwards, on a quarterly basis to determine the adequacy of our valuation allowance. As of December 31, 2013, we considered the need for a valuation allowance for the Company’s deferred tax assets in light of all of the then-available objectively verifiable positive and negative evidence. Among other things, that evidence included: (i) an indication that the events and conditions that gave rise to significant annual and cumulative operating losses in recent years were unlikely to recur in the foreseeable future; (ii) the Company’s return to profitability during the year ended December 31, 2012; (iii) projections of the Company’s net income and the generation of taxable income during the year ending December 31, 2014 and beyond, supported, in part, by an existing contractual backlog of home sales; (iv) the remaining federal and Florida statutory carryforward periods attributable to the Company’s net operating losses; (v) the nature, character, amount, jurisdiction and expected timing of the reversal of certain deferred tax assets in relation to the reversal of recognized deferred tax liabilities; and (vi) improved conditions in the macroeconomic environment and the homebuilding industry, all of which provided positive evidence that it was more-likely-than-not that certain of the Company’s deferred tax assets as of December 31, 2013 would be realized in the future.

As of December 31, 2013, we determined that the deferred tax asset valuation allowance on certain of the Company’s federal and Florida deferred tax assets were no longer needed. Accordingly, the Company reversed $125.6 million of its deferred tax asset valuation allowances during the quarter and year ended December 31, 2013 and such amount has been included as a component of the income tax benefit in the accompanying consolidated statements of operations. Based on similar analyses performed during 2014, the Company reversed an additional $0.5 million of its valuation allowances during that year. During 2015, the deferred tax asset valuation allowance was increased by $1.3 million due to (i) adjustments to certain of the Company’s net operating loss carryforwards and (ii) current year losses generated by a non-consolidated tax entity. The resulting valuation allowance of $71.8 million at December 31, 2015 primarily related to (i) limitations under Section 382 of the Code (as described below) and similar state limitations for federal and Florida income and franchise tax purposes and (ii) net operating loss carryforwards generated by a non-consolidated tax entity that is in a cumulative loss position. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

Section 382 of the Code and Net Operating Loss Carryforwards. The rate at which we can utilize our federal net operating loss (“NOL”) carryforwards is limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under Section 382 of the Code (“Section 382”). A Section 382 ownership change generally occurs if one or more shareholders who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards equal to the product of the total value of an entity’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect at the time of the ownership change. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions.

Prior to 2015, we experienced ownership changes affecting our current federal and state NOL carryforwards. Additionally, during July 2015, WCI Communities, Inc. (“WCI”) completed the registered public offering of its common stock (the “Offering”) by entities affiliated with Monarch Alternative Capital LP and Stonehill Capital Management LLC (collectively, the “Selling Stockholders”) wherein the Selling Stockholders sold 3,737,500 shares of WCI’s common stock. WCI did not sell any shares in the Offering or receive any portion of the proceeds therefrom. As a result of the Offering, we underwent an ownership change and are now subject to certain new annual limitations under Section 382 and corresponding state law. While such limitations may impact the amount by which we can utilize our federal and state NOLs to offset taxable income in any particular year, we currently do not expect that they will impact our ability to ultimately utilize the NOLs over time.

As of December 31, 2015, we had (i) $269.4 million of NOL carryforwards for federal income tax purposes and (ii) $243.8 million of NOL carryforwards for Florida income and franchise tax purposes. Substantially all of our federal and Florida NOL carryforwards begin to expire in 2029. As of December 31, 2015, $104.5 million and $99.5 million of our federal and Florida NOL carryforwards, respectively, are each subject to an annual limitation of (i) approximately $30.0 million for the five years subsequent to the abovementioned July 2015 ownership change and (ii) $16.7 million each year thereafter until the NOLs are fully utilized or they expire. Both annual limitations are prorated for partial tax years. The Company’s other federal and state NOL carryforwards are currently subject to strict limitations under Section 382 or a similar state statute and, accordingly, they have been almost fully reserved by valuation allowances.

Other. The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company remains subject to federal and state income tax examination in various jurisdictions, including Florida, for the years 2012 through 2015.

The Company recorded no unrecognized income tax benefits during the three-year period ended December 31, 2015. The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes; however, there were no such amounts during the three years ended December 31, 2015.

During the year ended December 31, 2013, the Company received a federal income tax refund of $16.8 million that was previously recognized as an income tax receivable at December 31, 2012.

11.	Commitments and Contingencies

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

Years Ending December 31,

2016	$6,005
2017	5,030
2018	4,176
2019	2,452
2020	1,503
Thereafter	137

Total minimum payments	$19,303

Rent expense was $6.4 million, $6.2 million and $5.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of December 31, 2015, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $47.6 million as of December 31, 2015, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of December 31, 2015 was $28.4 million, primarily based on development remaining to be completed.

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

We maintain a 51.0% ownership interest in Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Landing”), which operates multi-family timeshare units in Bonita Springs, Florida. As the noncontrolling interest has substantive participating rights relating to key operating decisions at the joint venture, we account for our investment in Pelican Landing under the equity method. Because Pelican Landing has incurred cumulative net losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced the carrying value of our investment to zero. As of December 31, 2015 and 2014, the carrying value of our investment in such joint venture was less than our ownership share of the capital on the partnership’s books by $1.6 million and $2.6 million, respectively. In the future, we may be required to make additional cash contributions to the joint venture to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Landing does not have outstanding debt, the partners may agree to incur debt to fund partnership operations in the future. We do not currently believe that our incremental cash requirements for Pelican Landing, if any, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

12.	Shareholders’ Equity

Common Stock. On July 22, 2013, the Company filed with the Secretary of State of Delaware an amendment to its then existing amended and restated certificate of incorporation to, among other things, effectuate (i) a 10.3 for 1 stock split of its common stock and (ii) an increase of its authorized capital stock to 150,000,000 shares of common stock. Additionally, on July 24, 2013, the Company filed with the Secretary of State of Delaware a new amended and restated certificate of incorporation, which, among other things, converted all of its previously outstanding Series A, B, C, D and E common stock into a single class of common stock. All share and per share amounts of the Company’s common stock have been retroactively adjusted in the accompanying consolidated financial statements and notes to reflect the common stock split, the new authorized share amounts and the conversion of our Series A, B, C, D and E common stock into a single class of common stock.

The holders of series and certain previously outstanding nonseries common stock had equal rights with respect to dividends and liquidation. Each of the Series A through E common stock had the right to nominate and elect one member to our Board of Directors; the holders of nonseries common stock did not have such rights.

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

Preferred Stock. In connection with our emergence from bankruptcy on September 3, 2009, shares of Series A and Series B preferred stock were issued to certain creditors. With respect to such preferred stock, we (i) exchanged 903,825 shares of our common stock (valued at $19.0 million) for 10,000 outstanding shares of our Series A preferred stock during July 2013 and (ii) paid $0.7 million in cash to purchase the one outstanding share of our Series B preferred stock during April 2013. All such shares of preferred stock, which were carried at a nominal value on our consolidated balance sheets, have been cancelled and retired. In accordance with ASC 260, Earnings Per Share, paragraph 10-S99-2, any difference between the consideration transferred to our preferred stock shareholders and the corresponding book value has been (i) characterized as a preferred stock dividend in the accompanying consolidated statements of operations during the year that the related transaction was completed and (ii) deducted from net income attributable to WCI Communities, Inc. to arrive at net income attributable to common shareholders of WCI Communities, Inc. for purposes of calculating earnings per share.

The preferred stock had no liquidation preferences and was neither redeemable by the holder or the Company nor convertible into shares of our series or nonseries common stock. The rights of the Series A preferred shareholders included, among other things, the right to receive shares of our common stock in the form of a stock dividend under certain limited circumstances. Additionally, the Series A preferred shareholders had the right to nominate and elect one additional member to our Board of Directors if certain conditions were met.

13.	Stock-Based Compensation

2010 Equity Plan. During March 2010, we adopted the WCI Communities, Inc. Long Term Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan was approved by our shareholders and administered by the Compensation Committee of our Board of Directors. The 2010 Equity Plan, which was terminated on February 11, 2016, authorized awards to key employees, officers, non-employee directors and consultants. We believe that such awards provided a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our shareholders. The 2010 Equity Plan allowed us the flexibility to grant or award shares of the Company’s common stock, stock options, stock appreciation rights, restricted stock awards and other stock-based awards to eligible individuals.

During November 2012, an officer of the Company was granted 77,250 shares of restricted stock under the 2010 Equity Plan. The market price of the shares was determined based on the most recent private transactions involving the Company’s common stock in the secondary market. The shares were subject to a service requirement with: (i) 25,750 shares that vested on the date of grant; (ii) 25,750 shares that vested on November 29, 2014; and (iii) 25,750 shares that vested on December 1, 2015. No awards were outstanding under the 2010 Equity Plan at the time of its termination.

2013 Long Term Incentive Plans for Key Management and Directors. During January 2013, we adopted the WCI Communities, Inc. 2013 Long Term Incentive Plan for key management personnel and the WCI Communities, Inc. 2013 Director Long Term Incentive Plan for non-employee directors of the Company’s Board of Directors (collectively, the “Original Plans”) and granted 770 and 80 awards, respectively, under those plans to eligible participants. Those plans were approved by our shareholders and are administered by the Compensation Committee of our Board of Directors. A total of 1,000 awards were available to be issued to key management personnel and 80 awards to non-employee directors. The purpose of the Original Plans was to attract and retain key management personnel and non-employee directors and provide such persons with increased interest in the Company’s success through the granting of awards. The awards granted during January 2013 were scheduled to vest over a five-year period ending December 31, 2017 and each vested award entitled the holder to receive a cash payment based on the future appreciation of the Company’s common stock, contingent on the earlier occurrence of either of the following events (each a “Payment Event”): (i) a change in control, as defined in the Original Plans, or (ii) the five-year anniversary of the Original Plans. The Original Plans terminate immediately following a Payment Event, unless terminated earlier.

In accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), the aggregate grant date fair value of the awards under the Original Plans was estimated using a Monte Carlo simulations-based option pricing model. The fair value of such awards was classified as a liability due to the awards’ cash-settlement feature. The Company remeasured the liability at each reporting date and recognized compensation expense for the period so that the total inception-to-date recognized compensation expense equaled the equivalent portion of the liability based on the requisite service period rendered as of the reporting date.

During June 2013, the Company amended the Original Plans (as amended, collectively, the “2013 Amended LTIP Plans”), effective immediately following the Initial Public Offering (Note 12). Under the terms of the 2013 Amended LTIP Plans, in lieu of a cash payment based on the future appreciation of the Company’s common stock, as provided under the Original Plans, eligible participants and non-employee directors received deferred stock awards pursuant to which they are eligible to receive approximately 1,090.6 shares of our common stock for each award granted under the Original Plans. The 2013 Amended LTIP Plans also reduced the number of awards available to be issued to key management personnel from 1,000 to 770.

The table below presents the vesting schedule of the deferred stock awards, subject to certain accelerated vesting conditions, under the 2013 Amended LTIP Plans. Notwithstanding the vesting dates identified in the table below, the underlying shares will not be issued to the affected plan participants until early 2018.

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

In accordance with ASC 718, the abovementioned award modification was accounted for as the grant of an equity award in settlement of a liability. The related liability was reclassified to additional paid-in capital at the modification date and the modified awards are now being accounted for as equity awards. Under ASC 718, non-vested shares are valued at the fair value of the shares on the modification date if vesting is based on a service or performance condition. Accordingly, the fair value of the 927,000 non-vested shares subject to deferred stock awards under the 2013 Amended LTIP Plans was the market price of such shares on the modification date, which aggregated $14.5 million.

2013 Equity Plan. During June 2013, the Company adopted the WCI Communities, Inc. 2013 Incentive Award Plan (the “2013 Equity Plan”), effective as of June 28, 2013. The 2013 Equity Plan was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. The principal purpose of the 2013 Equity Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The 2013 Equity Plan is also designed to permit us to make equity-based awards and cash-based awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. The 2013 Equity Plan allows us the flexibility to grant a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, dividend equivalents, stock payments, performance awards and other stock-based and cash-based awards. All awards under the 2013 Equity Plan are subject to accelerated vesting in certain circumstances upon or following a change in control of WCI Communities, Inc. The 2013 Equity Plan will expire on, and no option or other award will be granted thereunder, after the tenth anniversary of its effective date.

During July 2013, the Company granted restricted stock awards for 49,600 shares of our common stock under the 2013 Equity Plan to certain key employees. Those awards, to the extent that they were not otherwise forfeited due to severance from the Company, vested on either the six month anniversary or the second anniversary of the date of grant. The Company also granted restricted stock awards to executive officers, key managers and certain non-employee directors during the years ended December 31, 2015 and 2014. Underlying those awards were shares of the Company’s common stock that either: (i) vested on the first business day immediately prior to the Company’s 2015 Annual Meeting of Stockholders (10,632 shares); (ii) will vest in their entirety on the first business day immediately prior to the Company’s 2016 Annual Meeting of Stockholders (10,024 shares) if the individual remains a non-employee director of the Company; or (iii) will vest in their entirety on the third anniversary of the date of grant (241,925 shares) if the individual remains an employee of the Company.

General. Certain information regarding our stock-based compensation plans as of December 31, 2015 is summarized in the table below.

Stock-Based Compensation Plan	Number of Shares Authorized	Number of Shares Available For Award

2010 Equity Plan (1)	1,174,014	758,399
2013 Amended LTIP Plans (2)	927,000	—
2013 Equity Plan	2,060,000	1,760,523

Totals	4,161,014	2,518,922

(1)	The 2010 Equity Plan was terminated on February 11, 2016 and, as of such date, no further shares are available for issuance thereunder.
(2)	We expect that no further grants will be made under the 2013 Amended LTIP Plans.

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

Deferred stock and restricted stock activity for the Company’s stock-based compensation plans is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Balances at January 1, 2013 (non-vested)	—	51,500	$—	$6.31
Granted	927,000	49,600	15.59	15.00
Vested	(231,750)	—	15.59	—
Forfeited	—	(453)	—	15.00

Balances at December 31, 2013 (non-vested)	695,250	100,647	15.59	10.55
Granted	—	117,007	—	18.65
Vested	(142,322)	(55,412)	15.59	10.96
Forfeited	—	(4,270)	—	16.94

Balances at December 31, 2014 (non-vested)	552,928	157,972	15.59	16.23
Granted	—	145,574	—	19.97
Vested	(142,322)	(53,241)	15.59	11.56
Forfeited	—	(7,981)	—	18.43

Balances at December 31, 2015 (non-vested)	410,606	242,324	15.59	19.43

During February 2016, the Company granted new restricted stock awards to executive officers, key managers and certain non-employee directors. Underlying those awards were 252,199 shares of the Company’s common stock that will vest in their entirety on either the third anniversary of the date of grant (230,975 shares) or the first business day immediately prior to the Company’s 2017 Annual Meeting of Stockholders (21,224 shares) if the individual remains an employee or a non-employee director of the Company.

The aggregate intrinsic value of restricted stock issued during the years ended December 31, 2015 and 2014 was $1.3 million and $1.0 million, respectively. The aggregate grant date fair value of restricted stock awards that vested during each of the years ended December 31, 2015 and 2014 was $0.6 million. In connection with the adoption of the 2013 Amended LTIP Plans, deferred stock awards with an aggregate grant date fair value of $3.6 million vested during the year ended December 31, 2013; however, the underlying shares (with an intrinsic value of $3.6 million on the date of vesting) will not be issued to the plan participants until early 2018. The aggregate grant date fair value for similarly situated deferred stock awards under the 2013 Amended LTIP Plans that vested during each of the years ended December 31, 2015 and 2014 was $2.2 million (with intrinsic values of $3.2 million and $2.8 million, respectively, on the date of vesting).

ASC 718 requires that the fair value of all share-based payments to employees and directors be measured on their grant date and either recognized as expense in the statement of operations over the requisite service period or, if appropriate, capitalized and amortized. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $4.2 million, $3.4 million and $5.2 million, respectively, of expense for all of its stock-based long-term incentive compensation programs in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company has not capitalized any such compensation amounts. For awards with service-only vesting conditions and a graded vesting schedule, stock-based compensation expense is generally recognized on a straight-line basis over the requisite service period of the entire award, which is typically aligned with the underlying stock-based award’s vesting period. Compensation expense for deferred stock and restricted stock awards is based on the fair value (i.e., generally, the market price) of the underlying stock on the date of grant. As of December 31, 2015, there was $7.5 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized on a straight-line basis over the remaining requisite service period for each award, the weighted average of which is approximately 1.9 years.

Inclusive of a $1.8 million benefit attributable to certain cumulative catch-up accounting that is described in Note 10, the Company recognized an income tax benefit of $3.4 million in connection with its stock-based compensation arrangements during the year ended December 31, 2015, which compares to $0.4 million of income tax expense during the year ended December 31, 2014. As a result of the Company’s tax position, which is discussed in Note 10, $2.0 million of the reversal of the deferred tax asset valuation allowances during the year ended December 31, 2013 was attributable to stock-based compensation expense. Other than increases in its net operating loss carryforwards and/or reductions in current period taxable income, the Company realized no income tax benefits from the issuance of restricted stock during the three-year period ended December 31, 2015.

14.	Earnings Per Share

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

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)

Net income attributable to common shareholders of WCI Communities, Inc.	$35,400	$21,597	$126,968

Basic weighted average shares outstanding	26,195	26,021	21,586
Effect of dilutive securities:
Stock-based compensation arrangements	271	271	94

Diluted weighted average shares outstanding	26,466	26,292	21,680

Earnings per share of WCI Communities, Inc.:

Basic	$1.35	$0.83	$5.88

Diluted	$1.34	$0.82	$5.86

15.	Segment Reporting

As defined in ASC 280, Segment Reporting, our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments are Homebuilding, Real Estate Services and Amenities.

During each of the years ended December 31, 2015, 2014 and 2013, substantially all of the revenues of our reportable segments were generated by our Florida operations. As of December 31, 2015 and 2014, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

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

Operations of our Real Estate Services segment include providing residential real estate brokerage and title and settlement services. The results of operations for the Real Estate Services segment consist of revenues generated primarily from those activities, less the cost of such services, including royalties associated with franchise agreements with third-parties, and selling, general and administrative expenses incurred by the segment.

Operations of our Amenities segment primarily include the construction, ownership and management of recreational amenities in certain of the residential communities that we develop. Amenities consist of golf courses and country clubs, marinas and resort-style facilities. The results of operations for the Amenities segment consist of revenues from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations, less the cost of such services, asset impairments (if any) and selling, general and administrative expenses incurred by the segment.

Each reportable segment follows the same accounting policies as those described in Note 1. The financial position and operating results of our segments, which are included in the tables that follow, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent stand-alone entities during the years presented.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Homebuilding	$437,956	$292,785	$214,016
Real Estate Services	100,138	90,582	80,096
Amenities	25,522	23,636	23,237

Total revenues	$563,616	$407,003	$317,349

Operating earnings (loss)
Homebuilding	$53,578	$36,025	$24,700
Real Estate Services	4,305	2,488	3,124
Amenities (1)	(2,191)	(2,941)	(2,048)
Interest expense	(848)	(1,140)	(2,537)
Other income, net	810	1,604	2,642
Expenses related to early repayment of debt	—	—	(5,105)

Income from operations before income taxes	$55,654	$36,036	$20,776

(1)	The Amenities operating loss for the year ended December 31, 2014 included an asset impairment charge of $1.2 million (Note 4).

	December 31,
	2015	2014 (as adjusted)
	(in thousands)
Assets
Homebuilding	$563,898	$457,093
Real Estate Services	16,164	16,971
Amenities	47,304	41,302
Corporate and unallocated (1)	234,270	284,748

Total assets	$861,636	$800,114

(1)	Corporate and unallocated primarily consists of cash and cash equivalents, deferred tax assets and other corporate items that are not otherwise allocated to an individual reporting segment. As the result of the adoption of ASU 2015-03 (Note 1), $5.2 million of unamortized debt issuance costs pertaining to our senior notes was reclassified from other assets to the related liability in the accompanying consolidated balance sheet at December 31, 2014.

Certain supplemental information regarding our reportable segments is presented in the tables below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues by major service
Real estate brokerage	$95,032	$86,564	$76,406
Title services	5,106	4,018	3,690

Total Real Estate Services revenues	$100,138	$90,582	$80,096

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Depreciation
Homebuilding	$388	$329	$308
Real Estate Services	1,032	925	537
Amenities	1,564	1,373	1,236

Total depreciation (1)	$2,984	$2,627	$2,081

(1)	Homebuilding includes depreciation in selling, general and administrative expenses. Real Estate Services and Amenities include depreciation in cost of sales.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Additions to property and equipment
Homebuilding	$18	$136	$32
Real Estate Services	335	1,386	1,183
Amenities	2,158	979	1,152
Corporate and unallocated	496	476	187

Total additions to property and equipment	$3,007	$2,977	$2,554

16.	Quarterly Data (unaudited)

The tables below summarize certain unaudited financial information for each of the quarters in the two-year period ended December 31, 2015.

	Quarters During the Year Ended December 31, 2015
	First (1)	Second	Third	Fourth (2)
	(in thousands, except per share amounts)

Total revenues	$97,702	$150,710	$150,188	$165,016
Gross margin	20,128	32,216	32,039	32,901

Income from operations before income taxes	$6,873	$15,904	$16,213	$16,664
Income tax expense	916	6,187	6,289	7,035

Net income	$5,957	$9,717	$9,924	$9,629

Net income attributable to common shareholders of WCI Communities, Inc.	$5,652	$9,820	$10,183	$9,745

Earnings per share attributable to common shareholders (4):
Basic	$0.22	$0.38	$0.39	$0.37
Diluted	0.21	0.37	0.38	0.37
Weighted average number of common shares outstanding:
Basic	26,181	26,186	26,201	26,212
Diluted	26,383	26,449	26,494	26,537

	Quarters During the Year Ended December 31, 2014
	First	Second	Third	Fourth (3)
	(in thousands, except per share amounts)

Total revenues	$73,780	$92,959	$89,660	$150,604
Gross margin	13,834	18,007	15,698	35,002

Income from operations before income taxes	$3,379	$7,213	$4,580	$20,864
Income tax expense	1,660	2,974	1,703	8,315

Net income	$1,719	$4,239	$2,877	$12,549

Net income attributable to common shareholders of WCI Communities, Inc.	$1,480	$4,338	$3,140	$12,639

Earnings per share attributable to common shareholders (4):
Basic	$0.06	$0.17	$0.12	$0.49
Diluted	0.06	0.17	0.12	0.48
Weighted average number of common shares outstanding:
Basic	26,015	26,020	26,020	26,028
Diluted	26,231	26,278	26,307	26,351

(1)	As a result of certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015 and the related cumulative catch-up accounting, income tax expense during the quarter ended March 31, 2015 was reduced by $1.8 million (Note 10).
(2)	During the quarter ended December 31, 2015, we recorded certain supplemental warranty reserves totaling $1.5 million for a matter that is discussed at Note 6.
(3)	During the quarter ended December 31, 2014, we recorded a $1.2 million asset impairment charge for one of our long-lived Amenities assets (Note 4).
(4)	Due to rounding, the sum of basic and diluted earnings per share for the four quarters does not agree to the corresponding totals for the full calendar year.

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

None.

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

Under the supervision of our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption for emerging growth companies under the Jumpstart our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part III of this Annual Report on Form 10-K refer to WCI Communities, Inc. and its subsidiaries and the term “WCI” refers only to WCI Communities, Inc.

Item 10.	Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders under the headings “Item 1—Election of Directors,” “Corporate Governance” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement is expected to be filed on or before April 29, 2016.

Executive Officers

Below is information regarding our executive officers. Vivien N. Hastings and Reinaldo L. Mesa were executive officers of WCI’s predecessor company at and from the time it filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the U.S. Bankruptcy Code on August 4, 2008 through its emergence from bankruptcy.

Keith E. Bass, age 51, has served as our President and Chief Executive Officer since December 2012 and as a member of our board of directors since March 2012. Mr. Bass has over 25 years of real estate and homebuilding experience and, prior to joining the Company, held a number of senior executive leadership positions at national homebuilding and development companies. Before becoming our Chief Executive Officer, Mr. Bass was President of Pinnacle Land Advisers from 2011 to November 2012. From 2003 to 2011, he was an executive with The Ryland Group (“Ryland”), with his most recent position (from 2008 to 2011) as Senior Vice President of Ryland and President of Ryland’s South U.S. Region (covering Florida, Georgia, North Carolina, South Carolina and Texas). From 2003 to 2008, he held the various titles of SE U.S. Region President, Orlando Division President and Vice President, Land Resources—SE U.S. Region. Prior to Ryland, Mr. Bass was President of the Florida Region of Taylor Woodrow from 1997 to 2003. Since February 2015, Mr. Bass has also served as a director and member of the compensation committee of Xenia Hotels & Resorts, Inc., a publicly traded hotel real estate investment trust. Mr. Bass holds a bachelor’s degree in business administration from North Carolina Wesleyan College and is a licensed general contractor and a licensed real estate broker in Florida. We believe that his experience in the real estate industry and leadership in management make Mr. Bass well-qualified to serve on our board of directors.

Russell Devendorf, age 42, has served as our Senior Vice President and Chief Financial Officer since November 2008 and is responsible for the Company’s accounting, finance, tax, risk management and information technology systems. Prior to joining the Company, Mr. Devendorf held positions as Vice President—Finance of Meritage Homes Corporation from May 2008 to November 2008 and from March 2002 to May 2008 served in several senior level finance roles with TOUSA, Inc., a national homebuilding company, including most recently as Vice President, Treasurer and Secretary. He also served as an auditor at Ernst & Young LLP in their real estate practice and is a Certified Public Accountant and Certified Treasury Professional. Mr. Devendorf received both a B.S. and Master of Accounting with a tax concentration from The Florida State University.

Vivien N. Hastings, age 64, has served as our Senior Vice President, Secretary and General Counsel since 1998. Ms. Hastings joined the Company in 1990 and held various positions in its legal department prior to becoming General Counsel. From 1982 to 1989, Ms. Hastings served as Vice President and Co-General Counsel of Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co. Prior to her tenure with Merrill Lynch, she was an associate with the law firm of Winston & Strawn LLP. Ms. Hastings holds a B.A. from the University of Connecticut and a J.D. from Washington University School of Law.

Paul J. Erhardt, age 47, has served as our Senior Vice President of Homebuilding and Development and President of our South Region since November 2013. He is responsible for overseeing homebuilding operations, community planning, entitlements and land development for our South Region. From March 2013 until November 2013, Mr. Erhardt served as our Senior Vice President of Homebuilding and Development where he was responsible for overseeing our company-wide homebuilding operations, as well as community planning, entitlements and land development. Mr. Erhardt joined the Company as a Project Manager in 2004 and was named Senior Project Manager in 2005, Vice President in 2009 and Senior Vice President of Community Development and Operations in 2011, the last of which positions he held until his current role. Prior to joining the Company, Mr. Erhardt led supply chain improvement programs as Director of Operations Programs for World Kitchen, Inc. from 2001 to 2003. Prior to joining World Kitchen, Inc., Mr. Erhardt was a management consultant with Booz Allen & Hamilton from 1996 to 2001 and a practicing Certified Public Accountant with Arthur Andersen & Company from 1990 to 1995. Mr. Erhardt holds both a B.B.A. and M.B.A. from the University of Michigan with a concentration in Corporate Strategy and Operations.

David T. Ivin, age 57, has served as our Senior Vice President of Homebuilding and Development and President of our North Region since he joined the Company in November 2013. He is responsible for overseeing homebuilding operations, community planning, entitlements and land development for our North Region. Mr. Ivin has over 30 years of professional homebuilding experience, holding various senior executive leadership positions at national homebuilding and development companies. Prior to joining the Company, Mr. Ivin served as Asset Manager with Starwood Land Ventures, managing all of its communities in West Florida from 2010 to 2013. Prior to joining Starwood Land Ventures, Mr. Ivin was a Division President at Centex Homes from 2004 to 2008, covering all of its Tampa, Florida operations, and from 1994 to 2004 he was the Regional Director in West Florida for Taylor Woodrow Communities. From 1991 to 1994, Mr. Ivin served as Division President of Ryland Homes (Charleston, South Carolina) and prior to that he held various construction and sales positions at Ryan Homes in Virginia. Mr. Ivin holds an M.B.A. from the University of North Carolina and a B.S. in Civil Engineering from Cornell University.

Jonathan F. Rapaport, age 50, has served as our Senior Vice President of Homebuilding and Development and President of our East Region since July 2015. He is responsible for overseeing homebuilding operations, community planning, entitlements and land development for our East Region. Mr. Rapaport joined the Company in March 2014 as our Division President – East Coast Division. Prior to joining the Company, Mr. Rapaport served as Division President of Starwood Land Ventures, a residential real estate investment firm, from 2008 to 2014. Mr. Rapaport also served as: (i) President of Ecclestone Signature Homes from 2002 to 2008; (ii) Senior Vice President of Arthur Rutenberg Homes from 2001 to 2002; and (iii) President of K. Hovnanian Companies Florida Division from 1998 to 2001 and its Vice President from 1994 to 1997. In those roles, Mr. Rapaport was primarily responsible for managing homebuilding and development operations. He also served as Vice Chairman of Palm Beach County Bank from 1998 to 2005. Mr. Rapaport is a former President of the Gold Coast Builders Association and has served as a director of the National Association of Homebuilders and the Florida Homebuilders Association. Mr. Rapaport holds a bachelor’s degree in economics from Skidmore College.

Reinaldo L. Mesa, age 54, has served as our Senior Vice President of Real Estate Services since September 2009 and as President and Chief Executive Officer of Watermark Realty, Inc. since January 2010. Previously, Mr. Mesa served as President of Prudential Florida Realty, a predecessor to Berkshire Hathaway HomeServices Florida Realty, beginning in March 2005, and has held various other positions at Prudential Florida Realty since he joined the Company in 1999. Prior to joining the Company, Mr. Mesa served as Miami-Dade District Manager with Coldwell Banker Residential Real Estate. He previously owned his own real estate brokerage that he ultimately sold in 1997 to NRT LLC, which operates Coldwell Banker Residential Real Estate. Mr. Mesa is a certified real estate broker and a certified residential specialist. Mr. Mesa also serves as a National Association of Realtors® (“NAR”) Director and serves on the NAR Executive Committee, Large Residential Firms Advisory & Involvement Board and Large Firms RES Committee. Mr. Mesa also previously served as a Director of the National Association of Hispanic Real Estate Professionals. Mr. Mesa has been in the real estate industry since 1981.

John B. McGoldrick, age 49, has served as our Senior Vice President of Human Resources since August 2013. Mr. McGoldrick oversees all aspects of the Company’s human resources and corporate services functions, including recruiting, human resources administration, compensation and benefits, payroll, organization development, training and corporate services/facilities activities. Mr. McGoldrick joined the Company in 2002 and held various positions in its Human Resources department prior to becoming Senior Vice President in August 2013. Prior to joining the Company, Mr. McGoldrick was Director of Human Resources, Compensation & Benefits from 2001 to 2002 for Orius Telecom Services, Inc., a private company in the telecommunications industry. He was Senior Manager of Human Resources Administration for Ocwen Financial Corporation, a publicly traded global financial services provider, from 1994 to 2001. Mr. McGoldrick holds a bachelor’s degree from Villanova University.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.wcicommunities.com under Investors. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K and New York Stock Exchange rules regarding any amendment to, or a waiver from, certain provisions of our code of business conduct and ethics by posting such information on our website.

Item 11.	Executive Compensation.

The information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” which proxy statement is expected to be filed on or before April 29, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth in the table on the following page, the information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement is expected to be filed on or before April 29, 2016.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2015

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	927,000	not applicable	2,518,922
Equity compensation plans not approved by security holders	—	not applicable	—

Totals	927,000		2,518,922	(1)

(1)	This amount represents the total number of shares available for issuance as of December 31, 2015 under shareholder-approved equity plans and is comprised of (i) 758,399 shares under the WCI Communities, Inc. Long Term Equity Incentive Plan and (ii) 1,760,523 shares under the WCI Communities, Inc. 2013 Incentive Award Plan. The WCI Communities, Inc. Long Term Equity Incentive Plan was terminated on February 11, 2016 and, as of such date, no further shares are available for issuance thereunder.

See Note 13 to our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed information about our stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders under the headings “Certain Relationships” and “Corporate Governance,” which proxy statement is expected to be filed on or before April 29, 2016.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated into this Annual Report on Form 10-K by reference from our definitive proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders under the heading “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm,” which proxy statement is expected to be filed on or before April 29, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K.

(a)(1)	Financial Statements: all of the required audited consolidated financial statements are included in Item 8 of Part II of this Annual Report on Form 10-K at page 65.

(a)(2)	Financial Statement Schedules: schedules have been omitted because of the absence of conditions under which they are required or because the required information has been included in the audited consolidated financial statements or notes thereto in Item 8 of Part II of this Annual Report on Form 10-K at page 65.

(a)(3)	Exhibits: the exhibits listed below in the Index to Exhibits are filed with or furnished with this Annual Report on Form 10-K, as designated in such index, or are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Debtors’ Second Amended Joint Plan of Reorganization filed pursuant to Chapter 11 of Title 11 of the U.S. Bankruptcy Code filed on July 17, 2009 with the U.S. Bankruptcy Court for the District of Delaware in Case No. 08-11643 (Jointly Administered)	S-1	333-188866	2.1	5/24/13

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended on July 24, 2013	10-Q	001-36023	3.1	8/20/13

3.2	Amended and Restated Bylaws of WCI Communities, Inc., as amended on July 24, 2013	10-Q	001-36023	3.2	8/20/13

4.1	Registration Rights Agreement, dated July 24, 2013, by and among WCI Communities, Inc., affiliates of Monarch Alternative Capital LP and Stonehill Institutional Partners, L.P.	10-Q	001-36023	4.2	8/20/13

4.2	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and affiliates of Monarch Alternative Capital LP	10-Q	001-36023	4.3	8/20/13

4.3	Stockholders Agreement, dated July 24, 2013, by and among WCI Communities, Inc. and Stonehill Institutional Partners, L.P.	10-Q	001-36023	4.4	8/20/13

4.4	Indenture, dated as of August 7, 2013, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	8-K	001-36023	4.1	8/8/13

4.4(a)	First Supplemental Indenture, dated as of April 28, 2014, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	10-Q	001-36023	4.1	5/6/14

4.4(b)	Second Supplemental Indenture, dated as of June 26, 2014, by and among WCI Communities, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee	8-K	001-36023	4.3	6/26/14

4.5	Registration Rights Agreement, dated as of June 26, 2014, by and among WCI Communities, Inc., the guarantors named therein and Citigroup Global Markets Inc.	8-K	001-36023	10.1	6/26/14

4.6	Specimen Certificate for shares of common stock	S-1/A	333-188866	4.1	7/9/13

4.7	Form of 6.875% Senior Note	8-K	001-36023	Exhibit A to 4.1	8/8/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.8	Form of Notation of Guarantee	8-K	001-36023	Exhibit F to 4.1	8/8/13

4.9	Form of Indenture between WCI Communities, Inc. and Wilmington Trust, National Association, as trustee	S-3	333-200330	4.2	11/18/14

10.1	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-188866	10.1	7/9/13

10.2 #	WCI Communities, Inc. 2013 Incentive Award Plan	10-Q	001-36023	10.5	8/20/13

10.3 #	WCI Communities, Inc. Senior Executive Incentive Bonus Plan	10-Q	001-36023	10.6	8/20/13

10.4	Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc. d/b/a Berkshire Hathaway HomeServices Florida Realty	S-1/A	333-188866	10.25	5/30/13

10.4(a) ##	First Amendment to Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc.	S-1/A	333-188866	10.25(a)	5/30/13

10.4(b) ##	Second Amendment to Real Estate Brokerage Franchise Agreement, dated May 28, 2013, between BHH Affiliates, LLC and Watermark Realty, Inc.	S-1/A	333-188866	10.25(b)	5/30/13

10.4(c) ###	Addendum to Second Amendment to Real Estate Brokerage Franchise Agreement, dated December 20, 2015, between BHH Affiliates, LLC and Watermark Realty, Inc.					*

10.4(d) ###	Third Amendment to Franchise Agreement, dated April 30, 2014, between BHH Affiliates, LLC and Watermark Realty, Inc.					*

10.5 #	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan	S-1/A	333-188866	10.27	7/15/13

10.6 #	WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan (Employees)	S-1/A	333-188866	10.10(a)	7/15/13

10.7 #	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan	S-1/A	333-188866	10.11(a)	7/15/13

10.8 #	WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.12 (a)	7/15/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.9 #	Form of Amended and Restated LTIP Award Agreement under the WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan	S-1/A	333-188866	10.13(a)	7/15/13

10.10	Credit Agreement, dated August 27, 2013, among WCI Communities, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto	8-K	001-36023	10.1	8/29/13

10.10(a)	Amended and Restated Revolving Credit Agreement, dated as of February 9, 2016, among WCI Communities, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto					*

10.11	Loan Agreement, dated February 28, 2013, by and between Stonegate Bank, WCI Communities, Inc. and WCI Communities, LLC	S-1	333-188866	10.3	5/24/13

10.11(a)	Amendment to Note, Loan Agreement and Other Loan Documents, dated February 12, 2016, by and between Stonegate Bank, WCI Communities, Inc. and WCI Communities, LLC					*

10.12	Lease Agreement, dated November 19, 2010, by and between Walden Center LP and WCI Communities, LLC, as amended	S-1	333-188866	10.5	5/24/13

10.12(a)	Amendment to Lease Agreement, dated June 11, 2012, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5(a)	5/24/13

10.12(b)	Second Amendment to Lease Agreement, dated April 11, 2013, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5(b)	5/24/13

10.12(c)	Third Amendment to Lease Agreement, dated April 11, 2013, by and between Walden Center LP and WCI Communities, LLC	S-1	333-188866	10.5(c)	5/24/13

10.12(d)	Fourth Amendment to Lease Agreement, dated September 19, 2013, by and between Walden Center LP and WCI Communities, LLC	10-K	001-36023	10.17(d)	2/27/14

10.12(e)	Fifth Amendment to Lease Agreement, dated January 10, 2014, by and between Walden Center LP and WCI Communities, LLC	10-Q	001-36023	10.1	8/5/14

10.12(f)	Notice of Renewal Letter, dated August 28, 2014, from WCI Communities, LLC to Walden Center LP	10-Q	001-36023	10.1	11/4/14

10.12(g)	Sixth Amendment to Lease Agreement, dated July 23, 2015, by and between Walden Center LP and WCI Communities, LLC	10-Q	001-36023	10.1	7/29/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.13 #	WCI Communities, Inc. Long Term Equity Incentive Plan, as amended	S-1	333-188866	10.6	5/24/13

10.13(a) #	Amendment to WCI Communities, Inc. Long Term Equity Incentive Plan, dated May 14, 2012	S-1	333-188866	10.6(a)	5/24/13

10.13(b) #	Second Amendment to WCI Communities, Inc. Long Term Equity Incentive Plan, dated July 26, 2012	S-1	333-188866	10.6(b)	5/24/13

10.14 #	Form of Employee Restricted Stock Agreement under the WCI Communities, Inc. Long Term Equity Incentive Plan	S-1	333-188866	10.7	5/24/13

10.15 #	Employment Agreement, dated November 29, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Keith E. Bass	S-1	333-188866	10.16	5/24/13

10.16 #	Amended and Restated Employment Agreement, dated August 29, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Russell Devendorf	S-1	333-188866	10.17	5/24/13

10.17 #	Amended and Restated Employment Agreement, dated April 15, 2013, by and between Watermark Realty, Inc., WCI Communities, Inc., WCI Communities, LLC and Reinaldo L. Mesa	S-1	333-188866	10.18	5/24/13

10.18 #	Employment Agreement, dated August 22, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Paul J. Erhardt	S-1	333-188866	10.19	5/24/13

10.19 #	Second Amended and Restated Employment Agreement, dated August 16, 2012, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Vivien N. Hastings	S-1	333-188866	10.20	5/24/13

10.20 #	Employment Agreement, dated January 10, 2014, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and David T. Ivin	10-K	001-36023	10.25	2/27/14

10.21 #	WCI Communities, Inc. 2015 Management Incentive Compensation Plan	10-K	001-36023	10.24	2/25/15

10.22 #	WCI Communities, Inc. 2015 Real Estate Services Incentive Compensation Plan	10-K	001-36023	10.25	2/25/15

10.23 #	WCI Communities, Inc. 2016 Management Incentive Compensation Plan					*

10.24 #	WCI Communities, Inc. 2016 Real Estate Services Incentive Compensation Plan					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.25 #	WCI Communities, Inc. 2016 Director Compensation Program for Non-Employee Directors					*

10.26 #	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the WCI Communities, Inc. 2013 Incentive Award Plan (Employees and Directors)	10-K	001-36023	10.28	2/27/14

10.27 #	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for certain Directors	10-K	001-36023	10.29	2/27/14

12.1	WCI Communities, Inc. Statement of the Computations of the Ratio of Earnings to Fixed Charges and Preferred Stock Dividends					*

21.1	List of Subsidiaries of WCI Communities, Inc.					*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
##	WCI Communities, Inc. requested confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission on May 30, 2013 pursuant to a Confidential Treatment Request. On July 25, 2013, the Securities and Exchange Commission approved the request pursuant to an Order Granting Confidential Treatment.
###	WCI Communities, Inc. requested confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission on February 22, 2016 pursuant to a Confidential Treatment Request. The Securities and Exchange Commission has not yet ruled on the company’s request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI COMMUNITIES, INC.

By:	/s/ Keith E. Bass	President and Chief Executive Officer	February 22, 2016
Keith E. Bass

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith E. Bass Keith E. Bass	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016

/s/ Russell Devendorf Russell Devendorf	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016

/s/ John J. Ferry III John J. Ferry III	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016

/s/ Stephen D. Plavin Stephen D. Plavin	Director and Chairman of the Board of Directors	February 22, 2016

/s/ Patrick J. Bartels, Jr. Patrick J. Bartels, Jr.	Director	February 22, 2016

/s/ Michelle MacKay Michelle MacKay	Director	February 22, 2016

/s/ Darius G. Nevin Darius G. Nevin	Director	February 22, 2016

/s/ Charles C. Reardon Charles C. Reardon	Director	February 22, 2016

/s/ Christopher E. Wilson Christopher E. Wilson	Director	February 22, 2016