Form 10-Q
period 2016-03-31
WCI Communities, Inc.
filed 2016-04-27
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Common shares outstanding as of April 27, 2016: 26,339,688

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$106,824	$135,308
Restricted cash	16,409	13,753
Notes and accounts receivable	6,433	7,374
Real estate inventories	601,653	554,191
Property and equipment, net	22,678	25,649
Other assets	29,764	24,924
Deferred tax assets, net of valuation allowances	90,625	92,917
Goodwill	7,520	7,520

Total assets	$881,906	$861,636

Liabilities and Equity
Accounts payable	$44,796	$30,365
Accrued expenses and other liabilities	67,970	73,237
Customer deposits	42,847	37,794
Senior notes, net	246,602	246,473

Total liabilities	402,215	387,869

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,903,725 shares issued and 25,848,315 shares outstanding at both March 31, 2016 and December 31, 2015	259	259
Additional paid-in capital	307,763	306,565
Retained earnings	172,450	165,981
Treasury stock, at cost, 55,410 shares at both March 31, 2016 and December 31, 2015	(781)	(781)

Total WCI Communities, Inc. shareholders’ equity	479,691	472,024
Noncontrolling interests in consolidated joint ventures	—	1,743

Total equity	479,691	473,767

Total liabilities and equity	$881,906	$861,636

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Homebuilding	$109,828	$67,047
Real estate services	21,727	22,766
Amenities	6,752	7,889

Total revenues	138,307	97,702

Cost of Sales
Homebuilding	82,227	48,548
Real estate services	21,203	21,884
Amenities	6,739	7,142

Total cost of sales	110,169	77,574

Gross margin	28,138	20,128

Selling, general and administrative expenses	17,570	13,091
Interest expense	402	260
Other income, net	(453)	(96)

	17,519	13,255

Income from operations before income taxes	10,619	6,873
Income tax expense	3,957	916

Net income	6,662	5,957
Net income attributable to noncontrolling interests	—	(305)

Net income attributable to common shareholders of WCI Communities, Inc.	$6,662	$5,652

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.25	$0.22

Diluted	$0.25	$0.21

Weighted average number of shares of common stock outstanding:
Basic	26,364	26,181

Diluted	26,590	26,383

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2016 and 2015

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2016	—	$—	25,904	$259	$306,565	$165,981	$(781)	$1,743	$473,767
Deconsolidation of a joint venture resulting from the adoption of new accounting guidance (Note 1)	—	—	—	—	—	(193)	—	(1,743)	(1,936)
Net income	—	—	—	—	—	6,662	—	—	6,662
Stock-based compensation expense	—	—	—	—	1,198	—	—	—	1,198

Balance at March 31, 2016	—	$—	25,904	$259	$307,763	$172,450	$(781)	$—	$479,691

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2015	—	$—	25,850	$259	$302,111	$130,581	$(505)	$1,997	$434,443
Net income	—	—	—	—	—	5,652	—	305	5,957
Stock-based compensation expense	—	—	—	—	967	—	—	—	967
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)

Balance at March 31, 2015	—	$—	25,850	$259	$303,078	$136,233	$(505)	$2,246	$441,311

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$6,662	$5,957
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	243	227
Write-offs of debt issuance costs	202	—
Amortization of debt premium	(39)	(36)
Depreciation	617	709
Provision for (recovery of) bad debts	47	(25)
Loss on disposition of property and equipment	31	—
Deferred income tax expense	2,117	1,043
Increase in deferred tax asset valuation allowances	136	—
Stock-based compensation expense	1,198	967
Equity earnings in unconsolidated joint ventures	(253)	—
Changes in assets and liabilities:
Restricted cash	(2,656)	(1,485)
Notes and accounts receivable	883	32
Real estate inventories	(39,316)	(50,520)
Other assets	(1,896)	(2,587)
Accounts payable and other liabilities	835	5,987
Customer deposits	5,055	9,780

Net cash used in operating activities	(26,134)	(29,951)

Investing activities
Additions to property and equipment	(869)	(193)
Deconsolidation of a joint venture (Note 1)	(612)	—

Net cash used in investing activities	(1,481)	(193)

Financing activities
Payments of debt issuance costs	(869)	—
Distribution to noncontrolling interests	—	(56)

Net cash used in financing activities	(869)	(56)

Net decrease in cash and cash equivalents	(28,484)	(30,200)
Cash and cash equivalents at the beginning of the period	135,308	174,756

Cash and cash equivalents at the end of the period	$106,824	$144,556

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months primarily because (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of real estate services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. For further information, refer to our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that was filed with the Securities and Exchange Commission on February 22, 2016.

The accompanying unaudited consolidated financial statements include the accounts of WCI Communities, Inc., its wholly-owned subsidiaries and certain joint ventures, which are not variable interest entities (“VIEs”), as defined under ASC 810, Consolidation (“ASC 810”), but over which the Company has the ability to exercise control. In accordance with ASC 323, Investments—Equity Method and Joint Ventures, the equity method of accounting is applied to those investments in joint ventures that are not VIEs where the Company has less than a controlling interest but either significant influence or substantive participating rights, as defined in ASC 810. All material intercompany balances and transactions have been eliminated in consolidation. Also, see below under “Recently Issued Accounting Pronouncements” for certain consolidation accounting guidance that the Company adopted on January 1, 2016.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Among other things, ASU 2014-09 outlines a framework for a single comprehensive model that entities can use when accounting for revenue and supersedes most current revenue recognition guidance, including that which pertains to specific industries such as homebuilding (e.g., sales of real estate, etc.). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods and services. ASU 2014-09 also requires expanded quantitative and qualitative disclosures that will enable the users of an entity’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on August 12, 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which delayed the new revenue standard’s effective date by one year. An entity may adopt ASU 2014-09 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09. Early adoption of ASU 2014-09 was not initially permitted by public entities; however, ASU 2015-14 provides for early adoption by such entities but not before the original effective date of the new revenue standard. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and the method of adoption that the Company will apply.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which made targeted amendments to GAAP’s existing consolidation guidance under both the variable interest and voting models. Among other things, ASU 2015-02 (i) introduces a separate analysis specific to limited partnerships and similar legal entities for assessing if the equity holders at risk lack decision-making rights and (ii) eliminates certain guidance under the consolidation voting model that pertains to limited partnerships and similar legal entities, including the rebuttable presumption that a general partner unilaterally controls such an entity and should therefore consolidate it. Public entities are required to adopt ASU 2015-02 during annual reporting periods that began after December 15, 2015 and interim reporting periods within those years. An entity  can  adopt  ASU 2015-02 using either a full retrospective approach for each prior reporting period presented or a modified retrospective approach. Early adoption of ASU 2015-02 is permitted. Effective January 1, 2016, we adopted ASU 2015-02 using the modified retrospective approach. The adoption of such new accounting standard did not have a material effect on our consolidated financial statements; however, it did result in the deconsolidation of an immaterial joint venture that was previously consolidated as part of our amenities segment.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to record lease liabilities and corresponding right-of-use assets on their balance sheets for substantially all lease arrangements (other than certain leases that meet the prescribed definition of a short-term lease). ASU 2016-02 provides for a dual expense recognition model that is dependent on the underlying lease’s classification as either operating or finance. Operating leases will result in straight-line expense and finance leases will yield a front-loaded expense pattern (similar to the current practices for operating and capital leases, respectively). Certain new quantitative and qualitative disclosures are also required in a lessee’s financial statements. Public entities are required to adopt ASU 2016-02 during annual reporting periods beginning after December 15, 2018 and interim reporting periods during the year of adoption. Early adoption of ASU 2016-02 is permitted. This new accounting standard must be adopted using a modified retrospective transition method, which includes application of the guidance at the beginning of the earliest comparative period presented in the related financial statements. We have not yet determined the impact of ASU 2016-02 on our consolidated financial statements or any related disclosures.

On March 30, 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for stock-based transactions with employees. Among other things, ASU 2016-09: (i) requires that any excess tax benefits and deficiencies pertaining to stock-based compensation be included in the provision for income taxes in an entity’s income statement during the quarterly period when an award vests or is otherwise settled; (ii) eliminates the requirement to reclassify equity compensation excess income tax benefits from operating activities to financing activities within an entity’s statement of cash flows; and (iii) permits an entity to continue to estimate forfeitures of stock awards when accounting for stock-based compensation or account for such forfeitures when they occur. The adoption of ASU 2016-09 will also impact an entity’s computation of its earnings per share and diluted weighted average shares outstanding under the treasury stock method. Public entities are required to adopt ASU 2016-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods within those years. Each individual component of ASU 2016-09 has its own specific method of adoption but the sections of the pronouncement that will most affect the Company generally must be adopted on a prospective basis, other than (ii) above, which may be adopted prospectively or retrospectively. Early adoption of ASU 2016-09 is permitted. We plan to adopt ASU 2016-09 effective January 1, 2017 but we have not yet decided which transition method to use for (ii) above. The adoption of ASU 2016-09 is not expected to have a material effect on our consolidated financial statements or any related disclosures; however, our future income tax expense and effective income tax rate are expected to be more volatile because the effects from (i) above will result in discrete quarterly income tax charges or benefits in the affected quarter whereas such amounts are currently reflected as adjustments to additional paid-in capital under existing GAAP.

2.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	March 31, 2016	December 31, 2015
	(in thousands)

Land and land improvements held for development	$323,738	$319,574
Work in progress	158,324	129,660
Completed inventories	112,356	97,487
Investments in amenities	7,235	7,470

Total real estate inventories	$601,653	$554,191

Work in progress includes homes, tower units and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy.

As of March 31, 2016 and December 31, 2015, single- and multi-family inventories represented approximately 92% and 93%, respectively, of total real estate inventories. As of March 31, 2016 and December 31, 2015, tower inventories represented approximately 7% and 5%, respectively, of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Capitalized interest at the beginning of the period	$31,634	$24,856
Interest incurred	4,828	4,677
Interest expensed	(402)	(260)
Interest charged to homebuilding segment cost of sales	(2,847)	(1,624)

Capitalized interest at the end of the period	$33,213	$27,649

3.	Property and Equipment

Property and equipment is summarized in the table below.

	Estimated Useful Life (In Years)	March 31, 2016	December 31, 2015
		(in thousands)

Land and land improvements	10 to 15	$12,001	$14,434
Buildings and improvements	5 to 40	14,168	16,916
Furniture, fixtures and equipment	3 to 7	8,291	8,676

Property and equipment, gross		34,460	40,026
Accumulated depreciation		(11,782)	(14,377)

Property and equipment, net		$22,678	$25,649

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $19.6 million and $22.8 million as of March 31, 2016 and December 31, 2015, respectively. As of December 31, 2015, such amenities assets included $3.2 million of net property and equipment that was attributable to the joint venture that we deconsolidated on January 1, 2016 in accordance with the provisions of ASU 2015-02 (Note 1).

4.	Other Assets

Other assets are summarized in the table below.

	March 31, 2016	December 31, 2015
	(in thousands)

Prepaid expenses	$10,678	$9,720
Land acquisition deposits	5,949	6,326
Cash held by community development districts (Note 6)	3,347	2,614
Investments in unconsolidated joint ventures (Note 1)	1,846	—
Debt issuance costs (revolving credit facilities)	1,096	542
Other	6,848	5,722

Total other assets	$29,764	$24,924

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	March 31, 2016	December 31, 2015
	(in thousands)

Community development district obligations (Note 6)	$36,993	$37,573
Deferred revenue and income	9,563	8,295
Accrued compensation and employee benefits	2,990	7,854
Accrued interest	2,148	6,562
Warranty reserves	4,522	4,688
Accrued property taxes	1,440	66
Other	10,314	8,199

Total accrued expenses and other liabilities	$67,970	$73,237

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Warranty reserves at the beginning of the period	$4,688	$1,888
Additions to reserves for new home deliveries	565	341
Payments for warranty costs	(1,277)	(103)
Adjustments to prior year warranty reserves	546	(111)

Warranty reserves at the end of the period	$4,522	$2,015

During the three months ended March 31, 2016 and 2015, the Company recorded net warranty expense of $1.1 million and $0.2 million, respectively, in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. During the latter part of 2015, several homes in one of our communities on the east coast of Florida exhibited high humidity. We are in the process of remediating those homes along with other homes in the same community that have not demonstrated the equivalent levels of high humidity. We currently estimate that the total cost of the necessary repairs will approximate $2.0 million, including $0.5 million that has been included in “Adjustments to prior year warranty reserves” in the above table for the three months ended March 31, 2016, with a remaining warranty reserve of $0.7 million as of March 31, 2016 after payments for related warranty costs. Although there can be no assurances, we believe that the warranty reserve for this matter is adequate and reasonable; however, if the actual costs exceed our estimates, the warranty reserves could be materially adversely affected. Adjustments to prior year warranty reserves during the three months ended March 31, 2015 related to changes in our anticipated warranty payments on previously delivered homes.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $60.2 million as of both March 31, 2016 and December 31, 2015, which represented outstanding amounts payable from all landowners/homeowners within our communities. The CDD bond obligations outstanding as of March 31, 2016 mature at various times during the years 2018 through 2039. As of March 31, 2016 and December 31, 2015, we recorded CDD bond obligations of $37.0 million and $37.6 million, respectively, net of discounts of $1.8 million and $1.9 million, respectively, which represented the estimated amount of both “A” and “B” bond obligations that we may be required to pay based on our proportionate share of property owned within our communities.

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

Our proportionate share of cash held by CDDs was $3.7 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $3.3 million and $2.6 million as of March 31, 2016 and December 31, 2015, respectively, and was included with other assets in the accompanying consolidated balance sheets (Note 4). As of both March 31, 2016 and December 31, 2015, cash related to the “B” bonds, which has a right of setoff, was $0.4 million and was recorded as a reduction of our CDD bond obligations.

7.	Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 8 to the audited consolidated financial statements in the 2015 Form 10-K.

	March 31,	December 31,
	2016	2015
	(in thousands)

Senior Notes due 2021	$250,000	$250,000
Unsecured revolving credit facility	—	—
Secured credit facility with a bank	—	—
Debt premium	992	1,031
Debt issuance costs	(4,390)	(4,558)

Total debt obligations, net	$246,602	$246,473

Senior Notes. During August 2013 and June 2014, the Company completed the issuance of its 6.875% Senior Notes due 2021 (the “2021 Notes”) in the aggregate principal amount of $200.0 million and $50.0 million, respectively. The 2021 Notes were issued as securities under an indenture, dated as of August 7, 2013, by and among WCI Communities, Inc. (“WCI”), the guarantors named therein and Wilmington Trust, National Association, as trustee (as amended, modified or supplemented from time to time in accordance with its terms, the “Indenture”).

The 2021 Notes are senior unsecured obligations of WCI that are fully and unconditionally guaranteed on a joint and severable and senior unsecured basis by certain of WCI’s subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is directly or indirectly owned 100% by WCI. There are no significant restrictions on the ability of any of the Guarantors to pay dividends, provide loans or otherwise make payments to WCI. Each of the Guarantors will be released and relieved of its guarantee obligations pertaining to the 2021 Notes: (i) in the event of a sale or other disposition of all of the assets of one or more of the Guarantors, by way of merger, consolidation or otherwise; (ii) upon designation of a Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture; (iii) in connection with the dissolution of a Guarantor under applicable law in accordance with the Indenture; (iv) upon release or discharge of the guarantee that resulted in the creation of such guarantee of the 2021 Notes; or (v) if WCI exercises its legal defeasance option or covenant defeasance option or if its obligations under the Indenture are discharged in accordance with the terms of the Indenture. Separate condensed consolidating financial statements of the Company are not provided herein because: (i) WCI has no independent assets or operations; (ii) the guarantees provided by the Guarantors are full and unconditional and joint and several; and (iii) the total assets, equity and operations of WCI’s non-guarantor subsidiaries are individually and in the aggregate minor.

Unsecured Revolving Credit Facility. During February 2016, the Company amended and restated its then-existing senior unsecured revolving credit facility to, among other things, increase the total amount available thereunder and extend the term of the agreement to February 9, 2020. The amended and restated revolving credit facility (the “Unsecured Revolving Credit Facility”) provides for a revolving line of credit of up to $115.0 million, of which up to $75.0 million may be used for letters of credit. The commitment under the Unsecured Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. The Company has never borrowed under the Unsecured Revolving Credit Facility or its predecessor agreement. As of April 27, 2016, there were no limitations on the Company’s borrowing capacity under the Unsecured Revolving Credit Facility, thereby leaving the full amount available to us on such date.

Other. As a result of the certain changes to the Company’s credit facilities during the three months ended March 31, 2016, we wrote off $0.2 million of net debt issuance costs during that period. Such charge has been included with interest expense in the accompanying unaudited consolidated statements of operations.

As of March 31, 2016, we were in compliance with all of the covenants contained in our debt agreements.

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

The carrying amounts reported for cash and cash equivalents, restricted cash, notes and accounts receivable, other assets, accounts payable, customer deposits and accrued expenses and other liabilities were estimated to approximate their fair values, primarily due to their short-term nature.

The carrying values and estimated fair values of our financial liabilities are summarized in the table below, except for the abovementioned liabilities for which the carrying values approximate their fair values.

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)

Senior Notes due 2021 (Note 7)	$246,602	$250,000	$246,473	$263,905
Community development district obligations (Note 6)	36,993	42,104	37,573	41,624

The estimated fair values of our debt and community development district obligations were derived from quoted market prices by independent dealers (Level 2 inputs under the fair value hierarchy).

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

During the three months ended March 31, 2016 and 2015, there were no nonfinancial assets written down to fair value as the result of an impairment charge. However, in the event that real estate market conditions or the Company’s operations were to deteriorate in the future, long-lived asset impairment charges may be necessary and they could be significant. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, such action may potentially lead to the recording of impairment charges on those assets.

9.	Income Taxes

The following discussion regarding our income taxes should be read in conjunction with Note 10 to the audited consolidated financial statements in the 2015 Form 10-K.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Federal	$3,590	$965
State	367	(49)

Income tax expense	$3,957	$916

After excluding the net income attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended March 31, 2016 and 2015 were 37.3% and 13.9%, respectively. The effective income tax rate during the three months ended March 31, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the abovementioned regulations resulted in a $1.8 million reduction in our income tax expense during the three months ended March 31, 2015 and a corresponding increase of $0.07 in our diluted earnings per share.

The Company had no unrecognized income tax benefits at either March 31, 2016 or December 31, 2015.

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

As of March 31, 2016, the Company had deferred tax assets of $90.6 million, net of valuation allowances. Our valuation allowances primarily related to (i) limitations under Section 382 (as described below) of the Code and similar state limitations for federal and Florida income and franchise tax purposes and (ii) net operating loss carryforwards generated by a non-consolidated tax entity that is in a cumulative loss position. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

The rate at which we can utilize our federal net operating loss (“NOL”) carryforwards is limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under Section 382 of the Code (“Section 382”). If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions. Prior to 2016, we experienced ownership changes affecting our federal and state NOL carryforwards. As a result, we are subject to certain annual limitations under Section 382 and corresponding state law. While such limitations may impact the amount of federal and state NOLs that can be used to offset our taxable income in any particular year, we currently do not expect that they will ultimately impact our ability to utilize our NOLs that are not otherwise subject to valuation allowances.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of March 31, 2016, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $54.5 million as of March 31, 2016, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of March 31, 2016 was $33.9 million, primarily based on development remaining to be completed.

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

We maintain 51.0% ownership interests in each of (i) Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Timeshare”), which operates multi-family timeshare units in Bonita Springs, Florida, and (ii) Pelican Landing Golf Resort Ventures Limited Partnership (“Pelican Golf”), which operates a public golf course, known as Raptor Bay Golf Club, in Bonita Springs. We have historically accounted for our investment in Pelican Timeshare under the equity method of accounting. Because such joint venture has incurred cumulative losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced the carrying value of our investment to zero. In the future, we may be required to make additional cash contributions to Pelican Timeshare to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Timeshare does not have outstanding debt, the partners may agree to incur debt to fund operations in the future. We do not currently believe that our incremental cash requirements for Pelican Timeshare, if any, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Upon our adoption of ASU 2015-02 on January 1, 2016 (Note 1), we deconsolidated Pelican Golf and now account for our investment in such joint venture under the equity method of accounting. On April 8, 2016, we executed a definitive purchase agreement to acquire the 49% interest in Pelican Golf that we do not already own. The closing of such acquisition, which we anticipate to be during the quarter ending December 31, 2016, remains subject to certain approvals and other conditions. As such, we can provide no assurances that we will be able to consummate such acquisition.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)

Net income attributable to common shareholders of WCI Communities, Inc.	$6,662	$5,652

Basic weighted average shares outstanding	26,364	26,181
Dilutive securities: stock-based compensation arrangements	226	202

Diluted weighted average shares outstanding	26,590	26,383

Earnings per share of WCI Communities, Inc.:
Basic	$0.25	$0.22

Diluted	$0.25	$0.21

12.	Segment Reporting

As defined in ASC 280, Segment Reporting, our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments are Homebuilding, Real Estate Services and Amenities.

During each of the three months ended March 31, 2016 and 2015, all of the revenues of our reportable segments were generated by our Florida operations. As of March 31, 2016 and December 31, 2015, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

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

Each reportable segment follows the same accounting policies as those described in Note 1 to the audited consolidated financial statements in the 2015 Form 10-K. The financial position and operating results of our segments, which are included in the tables below, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent stand-alone entities during the periods presented.

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Revenues
Homebuilding	$109,828	$67,047
Real Estate Services	21,727	22,766
Amenities (1)	6,752	7,889

Total revenues	$138,307	$97,702

Operating earnings
Homebuilding	$10,031	$5,408
Real Estate Services	524	882
Amenities (1)	13	747
Interest expense	(402)	(260)
Other income, net (1)	453	96

Income from operations before income taxes	$10,619	$6,873

(1)	During the three months ended March 31, 2015, the Amenities segment included $1.7 million and $0.6 million of revenues and operating earnings, respectively, which was attributable to the joint venture that we deconsolidated on January 1, 2016 in accordance with the provisions of ASU 2015-02 (Note 1). During the three months ended March 31, 2016, other income included $0.3 million of equity earnings that related entirely to such deconsolidated joint venture.

	March 31,	December 31,
	2016	2015
	(in thousands)

Assets
Homebuilding	$614,583	$563,898
Real Estate Services	18,665	16,164
Amenities (1)	39,924	47,304
Corporate and unallocated (2)	208,734	234,270

Total assets	$881,906	$861,636

(1)	As of December 31, 2015, the Amenities segment included $4.2 million of assets that were attributable to the abovementioned deconsolidated joint venture.
(2)	Corporate and unallocated primarily consists of cash and cash equivalents, investments in unconsolidated joint ventures, deferred tax assets and other corporate items that are not otherwise allocated to an individual reporting segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and our “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that was filed with the Securities and Exchange Commission on February 22, 2016. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part I of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries.

During the three months ended March 31, 2016, we continued to benefit from the positive, albeit slower, momentum in the Florida housing market that has been largely driven by reasonable home affordability, low levels of home inventory, historically low mortgage interest rates and favorable demographics. During 2016, we generated significant year-over-year improvement in our home deliveries as we continued to ramp up the scale of our homebuilding operations and added to our actively selling neighborhoods; however, year-over-year new orders and customer traffic were relatively flat. Several factors, including recent global economic concerns and stock market volatility, may impact homebuyer confidence levels and ultimately our results from quarter to quarter, including new orders and average sales prices. However, we continue to remain optimistic regarding the longer term trends for the Florida housing market and we believe that we are well-positioned for years to come.

We continue to capitalize on the Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, strong demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating positive trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national levels; and (v) new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity have strengthened our financial position, which was demonstrated by solid improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity will allow us to take advantage of the current Florida economy and housing market through the increasing scale of our existing land holdings and future acquisitions.

As of March 31, 2016, we owned or controlled approximately 14,400 home sites of which approximately 7,700 were owned and 6,700 were controlled by us. Outstanding land purchase contracts as of April 27, 2016 totaled approximately 6,900 home sites in 36 planned neighborhoods, situated in 12 master-planned communities throughout Florida, for an aggregate purchase price of $161.7 million. Deposits related to these outstanding purchase contracts consisted of $4.9 million that are non-refundable and $1.1 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

On February 9, 2016, our $75.0 million unsecured revolving credit facility that was due to expire during August 2017 was amended and restated (the “Unsecured Revolving Credit Facility”) to, among other things, increase the total amount available thereunder to $115.0 million and extend the term of the agreement to February 9, 2020. Additionally, effective February 9, 2016, the borrowing base calculation, which establishes the actual amount available to the Company on a specific date, was modified to begin including certain of our tower construction project costs in the determination of the Company’s borrowing capacity. As of April 27, 2016, there were no limitations on the Company’s borrowing capacity under the Unsecured Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

Summary Company Operating Results

We continued to deliver solid operating and financial performance during the three months ended March 31, 2016, including an increase in total revenues to $138.3 million, or 41.6%, compared to $97.7 million during the three months ended March 31, 2015. Such increase was primarily due to a 63.9% improvement in our Homebuilding segment revenues, which was driven by an 84.1% increase in home deliveries, partially offset by an 11.1% decrease in the average selling price per home delivered. Year-over-year revenues from our Real Estate Services and Amenities segments declined 4.8% and 13.9%, respectively. Consolidated gross margin during the three months ended March 31, 2016 and 2015 was $28.1 million and $20.1 million, respectively. The 2016 gross margin increase of $8.0 million included improvement of $9.1 million in our Homebuilding segment, which was primarily due to an increase in homes delivered, partially offset by (i) a decline in average selling price per home delivered and (ii) gross margin erosion of 250 basis points related to an increase in our home site cost of sales as a percent of homes delivered revenues. Year-over-year gross margin from our Real Estate Services and Amenities segments declined $0.4 million and $0.7 million, respectively. During the three months ended March 31, 2016, Amenities revenues and gross margin were both reduced by the deconsolidation of one of our joint ventures in accordance with the provisions of Accounting Standards Update 2015-02, which is discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Our income from operations before income taxes was $10.6 million and $6.9 million during the three months ended March 31, 2016 and 2015, respectively, an increase of $3.7 million, or 53.6%. This year-over-year change in operating results included the abovementioned net improvements in consolidated gross margin, partially offset by an increase in certain selling, general and administrative expenses, including compensation and benefits, commissions from more homes delivered and direct marketing and sales office expenses as a result of our increased neighborhood count.

Net income attributable to common shareholders of WCI Communities, Inc. was $6.7 million and $5.7 million during the three months ended March 31, 2016 and 2015, respectively. The year-over-year increase was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, partially offset by an increase in income tax expense of $3.1 million during the three months ended March 31, 2016 to $4.0 million, compared to $0.9 million during the three months ended March 31, 2015. See Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes, including the favorable impact on the 2015 income tax expense from certain regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015.

As of March 31, 2016, our cash and cash equivalents were $106.8 million, a decrease of $28.5 million from $135.3 million as of December 31, 2015. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the three months ended March 31, 2016. The net increase in our real estate inventories of $39.3 million during 2016 was primarily due to land acquisitions, land development and home and tower construction spending within our communities, partially offset by homebuilding cost of sales. As of March 31, 2016, our net debt to net capitalization was 23.0%. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to the most directly comparable GAAP (as such term is defined below) measure in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Despite growth in our active selling neighborhoods during the three months ended March 31, 2016, demand was relatively flat when compared to the three months ended March 31, 2015 as new orders reflected a slight decline to 310 homes during the 2016 period, a decrease of six homes, or 1.9%, from 316 homes during the 2015 period. According to data released by Florida Realtors®, demand trends also moderated throughout Florida as home closings were down 1.7% during the first quarter of 2016 when compared to the corresponding prior year quarter, which is generally consistent with our business. While the Florida market remains comparatively strong when compared to recent years, we expect there to be some volatility within the Florida housing market from quarter to quarter, although we believe that the overall long-term positive trends remain intact. As of March 31, 2016, the value of our backlog was $316.0 million, an increase of $33.6 million, or 11.9%, from $282.4 million as of March 31, 2015. We had 625 units in backlog as of March 31, 2016, an increase of 55 units, or 9.6%, from 570 units as of March 31, 2015. The growth in backlog units and the increase in the value of our backlog as of March 31, 2016 were primarily due to: (i) a strong housing market; (ii) new orders during 2016 and the latter part of 2015; and (iii) 17 tower backlog units that had an aggregate contract value of $28.6 million, or an average selling price per unit of $1,682,000 (there were no tower backlog amounts as of March 31, 2015). The average selling price of our backlog units as of March 31, 2016 increased to $506,000, or 2.0%, from $496,000 as of March 31, 2015. Such increase was primarily due to our tower units, partially offset by a decline in the average selling price of our other homebuilding backlog units that resulted from a change in their mix to a greater percentage of lower-priced homes in active adult communities. During the three months ended March 31, 2016, our cancellation rate as a percent of gross new orders was 5.2% and our all-cash buyers as a percent of total homebuyers was approximately 48%. As of March 31, 2016, our average customer deposit as a percent of a home’s selling price in our backlog was 13.2%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q pertaining to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (both such terms are defined below), and net debt to net capitalization. Our GAAP-based measures can be found in our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. The presentation of historical non-GAAP measures herein does not reflect or endorse any forecast of future financial performance.

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

	Three Months Ended March 31,
	2016	2015
	($ in thousands)

Homebuilding gross margin	$27,601	$18,499
Less: gross margin from land and home sites	—	—

Gross margin from homes delivered	27,601	18,499
Add: capitalized interest in cost of sales	2,847	1,624

Adjusted gross margin from homes delivered	$30,448	$20,123

Gross margin from homes delivered as a percent of revenues from homes delivered	25.1%	27.6%

Adjusted gross margin from homes delivered as a percent of revenues from homes delivered	27.7%	30.0%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), income (loss) from discontinued operations, other income, stock-based compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to shareholders, investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Furthermore, Adjusted EBITDA eliminates the effects of our capital structure (such as interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies in our industry may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and income taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of our performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

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

	Three Months Ended March 31,
	2016	2015
	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$6,662	$5,652
Interest expense	402	260
Capitalized interest in cost of sales (1)	2,847	1,624
Income taxes	3,957	916
Depreciation	617	709

EBITDA	14,485	9,161
Other income, net	(453)	(96)
Stock-based compensation expense (2)	1,198	967

Adjusted EBITDA	$15,230	$10,032

Adjusted EBITDA margin	11.0%	10.3%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the expense recorded in the Company’s unaudited consolidated statements of operations related to its stock-based compensation plans.

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

	March 31, 2016	December 31, 2015
	($ in thousands)

Total outstanding debt	$246,602	$246,473
Total equity	479,691	473,767

Total capital	$726,293	$720,240

Debt to capital (1)	34.0%	34.2%

Total outstanding debt	$246,602	$246,473
Unamortized debt premium	(992)	(1,031)
Unamortized debt issuance costs	4,390	4,558

Principal amount of total outstanding debt	250,000	250,000
Less: cash and cash equivalents	106,824	135,308

Net debt	143,176	114,692
Total equity	479,691	473,767

Net capitalization	$622,867	$588,459

Net debt to net capitalization (2)	23.0%	19.5%

(1)	Debt to capital is computed by dividing the carrying value of our total outstanding debt, as reported on our consolidated balance sheets, by total capital as calculated above.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Homebuilding	$109,828	$67,047
Real estate services	21,727	22,766
Amenities	6,752	7,889

Total revenues	138,307	97,702

Cost of Sales
Homebuilding	82,227	48,548
Real estate services	21,203	21,884
Amenities	6,739	7,142

Total cost of sales	110,169	77,574

Gross margin	28,138	20,128

Selling, general and administrative expenses	17,570	13,091
Interest expense	402	260
Other income, net	(453)	(96)

	17,519	13,255

Income from operations before income taxes	10,619	6,873
Income tax expense	3,957	916

Net income	6,662	5,957
Net income attributable to noncontrolling interests	—	(305)

Net income attributable to common shareholders of WCI Communities, Inc.	$6,662	$5,652

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Homebuilding

	Three Months Ended March 31,
	2016	2015
	($ in thousands)

Homebuilding revenues	$109,828	$67,047
Homes delivered	109,828	67,047
Land and home sites	—	—
Homebuilding gross margin	27,601	18,499
Homebuilding gross margin percentage	25.1%	27.6%
Homes delivered (units)	254	138
Average selling price per home delivered	$432	$486
New orders for homes (units) (1) (2)	310	316
Contract values of new orders (1) (2)	$153,770	$140,835
Average selling price per new order (1) (2)	496	446
Cancellation rate (3)	5.2%	6.8%
Backlog (units) (4)	625	570
Backlog contract values (4)	$315,957	$282,445
Average selling price in backlog (4)	506	496
Active selling neighborhoods at period-end	56	41

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the reporting period.
(2)	We are currently constructing a 75-unit luxury high-rise tower in Bonita Springs, Florida. Our new orders for the three months ended March 31, 2016 included four homes (units) with an aggregate contract value of $5.3 million, or an average selling price per unit of $1,325,000. There was no similar activity during the three months ended March 31, 2015.
(3)	Represents the number of orders canceled during the period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(4)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer. As of March 31, 2016, the backlog amounts attributable to our high-rise tower in Bonita Springs, Florida consisted of 17 homes (units) with an aggregate contract value of $28.6 million, or an average selling price per unit of $1,682,000. As of March 31, 2015, there were no similar backlog amounts.

Total homebuilding revenues during the three months ended March 31, 2016 were $109.8 million, an increase of $42.8 million, or 63.9%, from $67.0 million during the three months ended March 31, 2015. Such increase was primarily due to an increase in homes delivered, partially offset by a decrease in the average selling price per home delivered. We delivered 254 homes during the three months ended March 31, 2016, an increase of 116 units, or 84.1%, from the 138 homes delivered during the three months ended March 31, 2015. The increase in home deliveries during 2016 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2015 when compared to the backlog at December 31, 2014; and (iii) more of our neighborhoods delivering homes during 2016 when compared to 2015. The average selling price per home delivered during the three months ended March 31, 2016 was $432,000, a decline of $54,000, or 11.1%, from $486,000 during the three months ended March 31, 2015. Such decline in average selling price was primarily due to a shift in our delivery mix to a greater percentage of homes delivered from the lower-priced active adult customer segment.

Homebuilding gross margin during the three months ended March 31, 2016 was $27.6 million, an increase of $9.1 million, from $18.5 million during the three months ended March 31, 2015. Homebuilding gross margin as a percent of revenues decreased to 25.1% during 2016 from 27.6% during 2015. Such decrease was primarily due to (i) an increase of 250 basis points in our home site cost of sales as a percent of homes delivered revenues and (ii) unfavorable warranty experience (see Note 5 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). Partially offsetting the decrease in our gross margin percentage during 2016 was a reduction in certain sales incentives, such as closing cost credits. Home site cost of sales as a percent of homes delivered revenues was impacted by a higher percentage of homes delivered during the three months ended March 31, 2016 that were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting (as discussed below).

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during the three months ended March 31, 2016 and 2015 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time. During the three months ended March 31, 2016 and 2015, approximately 45% and 71%, respectively, of our home deliveries were generated from communities that we owned in September 2009. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 19.8% and 17.3% during the three months ended March 31, 2016 and 2015, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of March 31, 2016, approximately 26% of our total owned or controlled home sites, or approximately 3,800 home sites, benefited from being reset to fair value during September 2009. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will continue to lessen in the future.

During the three months ended March 31, 2016, we generated 310 new orders, a decrease of six orders, or 1.9%, from 316 new orders during the three months ended March 31, 2015, which was reflective of moderated demand trends throughout Florida during 2016. Moreover, although we increased our active selling neighborhood count from 41 at March 31, 2015 to 56 at March 31, 2016, most of our new 2016 communities opened during the latter part of the 2016 quarterly period and, as such, they had only recorded a minimal number of new orders. Additionally, several of our active selling neighborhoods were nearing their close-out phase during 2016 and had only limited homes available for sale. Contract values of new orders during the three months ended March 31, 2016 were $153.8 million, an increase of $13.0 million, or 9.2%, from $140.8 million during the three months ended March 31, 2015, primarily due to an increase in the average selling price per new order. During 2016, the average selling price per new order increased to $496,000 from $446,000 during 2015, or 11.2%, which was primarily due to strategic price increases in certain of our neighborhoods and new order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

Our backlog contract value as of March 31, 2016 was $316.0 million, an increase of $33.6 million, or 11.9%, from $282.4 million as of March 31, 2015. We had 625 units in backlog as of March 31, 2016, an increase of 55 units, or 9.6%, from 570 units as of March 31, 2015. The growth in backlog units and the increase in the value of our backlog as of March 31, 2016 were primarily due to: (i) a strong housing market; (ii) new orders during 2016 and the latter part of 2015; and (iii) 17 tower backlog units that had an aggregate contract value of $28.6 million, or an average selling price per unit of $1,682,000 (there were no tower backlog amounts as of March 31, 2015). The average selling price of our backlog units as of March 31, 2016 increased to $506,000, or 2.0%, from $496,000 as of March 31, 2015. Such increase was primarily due to our tower units, partially offset by a decline in the average selling price of our other homebuilding backlog units that resulted from a change in their mix to a greater percentage of lower-priced homes in active adult communities.

Real Estate Services

	Three Months Ended March 31,
	2016	2015
	($ in thousands)

Real estate services revenues	$21,727	$22,766
Real estate brokerage	20,530	21,724
Title services	1,197	1,042
Real estate services gross margin	524	882
Real estate services gross margin percentage	2.4%	3.9%
Real estate brokerage closed home sales transactions	1,992	2,208
Real estate brokerage average home sale selling price	$321	$314
Title services closing transactions	632	632

Real estate services revenues during the three months ended March 31, 2016 were $21.7 million, a decrease of $1.1 million, or 4.8%, from $22.8 million during the three months ended March 31, 2015. Such decrease was primarily due to a decline of 5.5% in real estate brokerage revenues that resulted from a 9.8% reduction in closed home sales transactions, partially offset by a 2.2% increase in average home sale selling price. Both the decrease in closed home sales and the increase in average home sale selling price trended in the same general direction as the broader housing markets where we operate and were affected by a shift in the geographic mix of our business. During 2016, our revenues and closed home sales transactions included the results from a real estate brokerage office that we acquired during February 2016. Title services revenues increased 14.9% during the three months ended March 31, 2016, primarily due to (i) a favorable change in the mix of our business and the resulting higher insurance premiums and settlement fees that were earned on comparatively more higher-priced home sales transactions during 2016 and (ii) a general increase in settlement fees.

Real estate services gross margin during the three months ended March 31, 2016 was $0.5 million, a decrease of $0.4 million, or 44.4%, from $0.9 million during the three months ended March 31, 2015. Such decrease was primarily due to the decline in real estate brokerage revenues, partially offset by correspondingly lower brokerage commissions and other variable costs. The decline in the 2016 real estate services gross margin percentage was primarily due to (i) less revenues during 2016 to cover our fixed costs and (ii) an increase in brokerage commissions as a percent of revenues. Additionally, both gross margin and the related gross margin percentage were impacted during 2016 by certain incremental recurring costs associated with a real estate brokerage office that we acquired during February 2016. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 75.2% during the three months ended March 31, 2016, an increase of 50 basis points from 74.7% during the three months ended March 31, 2015. This increase was primarily due to higher average commission splits being paid to our agents during 2016, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2015. Additionally, the mix of sales transactions and differing commission splits in the various geographic markets that we serve also contributed to the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during 2016.

Amenities

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Revenues	$6,752	$7,889
Membership dues and sales	3,473	3,009
Club operations	3,279	4,880
Amenities gross margin	13	747

Our Amenities segment derives revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations. Effective January 1, 2016, we deconsolidated one of our joint ventures in accordance with the provisions of Accounting Standards Update 2015-02, which is discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. The results for such joint venture continue to be reported under our Amenities segment during the three months ended March 31, 2015.

Amenities revenues during the three months ended March 31, 2016 were $6.8 million, a decrease of $1.1 million, or 13.9%, from $7.9 million during the three months ended March 31, 2015. Revenues attributable to membership dues and sales during 2016 were $3.5 million, compared to $3.0 million during 2015, an increase of $0.5 million, or 16.7%. Club operations revenues were $3.3 million during the three months ended March 31, 2016, compared to $4.9 million during the three months ended March 31, 2015, a decrease of $1.6 million, or 32.7%. Amenities total revenues during 2015 included $1.7 million that was attributable to the abovementioned deconsolidated joint venture. Partially offsetting such lost revenues during 2016 was an increase of approximately 8% in our membership base when comparing March 31, 2016 to March 31, 2015, which accounted for more dues, food and beverage and fitness revenues being generated at our clubs. The membership base increase was driven by both new members from the sale of memberships and new members resulting from home deliveries in a community with bundled amenities for which we do not charge an initiation fee. Weather-related closings at certain of our golf courses during 2016 negatively impacted our ability to generate additional revenues at certain of our clubs.

Amenities gross margin during the three months ended March 31, 2016 was breakeven, representing a decrease of $0.7 million when compared to the three months ended March 31, 2015. The primary reason for such decline was the 2015 Amenities gross margin of $0.6 million that was attributable to the abovementioned deconsolidated joint venture.

Asset Impairments

During the three months ended March 31, 2016 and 2015, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. We continue to monitor the values of certain of our land and Amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $17.6 million during the three months ended March 31, 2016, an increase of $4.5 million, or 34.4%, from $13.1 million during the three months ended March 31, 2015. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and independent third-party real estate brokers, direct marketing expenses and sales office expenses, increased $2.6 million, or 51.0%, to $7.7 million during 2016, compared to $5.1 million during 2015. This change was primarily due to increases in commissions directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense increased from 3.8% during 2015 to 4.0% during 2016 due to a greater portion of our 2016 revenues being subject to independent broker commissions and a higher average commission rate paid to such independent brokers. General and administrative expenses increased $1.9 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to (i) additional compensation expense and related employee benefits supporting our growing operations and (ii) an increase in our stock-based compensation expense. As a percent of homebuilding revenues, SG&A expenses declined to 16.0% during the three months ended March 31, 2016 from 19.5% during the three months ended March 31, 2015.

Interest Expense

Interest expense is primarily interest incurred on our debt that was not capitalized. Interest expense was $0.4 million during the three months ended March 31, 2016, an increase of $0.1 million, or 33.3%, from $0.3 million during the three months ended March 31, 2015. Such increase was primarily due to $0.2 million of write-offs of debt issuance costs during 2016. See Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt arrangements.

Other Income, net

Other income was $0.5 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively. Other income during 2016 included equity earnings in unconsolidated joint ventures of $0.3 million, interest income, gains from sales of prepaid impact fee credits and other miscellaneous items. Other income during 2015 included net recoveries and reductions in certain accruals and reserves related to various matters, along with interest income and other miscellaneous items.

Income Taxes

Income tax expense was $4.0 million and $0.9 million during the three months ended March 31, 2016 and 2015, respectively. After excluding the net income attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during 2016 and 2015 were 37.3% and 13.9%, respectively. The effective income tax rate during the three months ended March 31, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the abovementioned regulations resulted in a $1.8 million reduction in our income tax expense during the three months ended March 31, 2015.

As of March 31, 2016, the Company had deferred tax assets of $90.6 million, net of valuation allowances. Prior to 2016, we experienced ownership changes under Section 382 (“Section 382”) of the Code and, as such, the net operating loss carryforwards underlying our deferred tax assets are subject to certain limitations. For further discussion of certain risks related to the Company’s income taxes, see “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.” in Item 1A of Part I of the 2015 Form 10-K.

Also, see Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, borrowing under our available revolving credit facilities, accessing the debt and equity capital markets, and independently obtaining surety bonds and letters of credit to finance our projects and provide financial guarantees. Our principal uses of capital are home construction, land acquisitions and development and operating expenses. Additionally, our federal and state income taxes payments during the year ending December 31, 2016 and beyond are expected to be higher than that which we have paid in recent years due to new limitations on the use of our net operating loss carryforwards that resulted from a July 2015 ownership change for income tax purposes. Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, sales of amenities memberships and related annual dues and club operations. We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the three months ended March 31, 2016, we generated cash by delivering 254 homes, spent $4.4 million to purchase 49 home sites, invested $25.1 million on land development, started construction of 341 homes and continued construction of a 75-unit luxury high-rise tower in Bonita Springs, Florida. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on acquisitions of undeveloped land and land development. Additionally, we significantly increased the land that we control through land purchase contracts during 2015 and 2016 and we expect to purchase more undeveloped land and partially finished home sites. We also expect to incur substantial building and development costs through late 2017 in connection with the construction of our 75-unit luxury high-rise tower in Bonita Springs, Florida, including approximately $50 million to $55 million of such costs during the twelve months ending March 31, 2017. Although we have collected, and will continue to collect, deposits from homebuyers, the aggregate amount thereof will represent only a portion of the total cost for the tower’s construction. With our strong balance sheet position and revolving credit facility, we believe that our access to capital is sufficient to cover our expected tower construction costs in the foreseeable future.

We exercise various controls, including those related to cash outlays for land acquisitions and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors in accordance with our corporate governance guidelines based on the size of the investment. As of March 31, 2016, we had $106.8 million of cash and cash equivalents, a $28.5 million decrease from December 31, 2015. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the three months ended March 31, 2016. The net increase in our real estate inventories of $39.3 million during 2016 was primarily due to land acquisitions, land development and home and tower construction spending within our communities, partially offset by homebuilding cost of sales. We expect to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to: (i) acquire and develop land that represents opportunities to generate desired future margins, including land that is already controlled by us under land purchase contracts; (ii) construct a 75-unit luxury high-rise tower in Bonita Springs, Florida; and (iii) cover other operating needs as they arise.

We intend to employ both debt and equity as part of our ongoing financing strategies, coupled with redeployment of cash flows from operating activities, to provide ourselves with the financial flexibility to access capital on the best terms available. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of home sites and the construction of homes and a tower in Bonita Springs, Florida. Our primary sources of liquidity for operations have been cash flow from operations and debt and equity financings. Subject to the covenants contained in the agreements governing our existing indebtedness, we may, from time to time, seek to (i) retire or purchase our outstanding debt through cash purchases and/or exchanges for debt or equity securities in open market purchases, privately negotiated transactions, tender offers or otherwise or (ii) access the debt and equity capital markets. Such purchases, exchanges or capital transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We have an effective shelf registration statement on file with the Securities and Exchange Commission that can be used to register offerings of debt and equity securities. If deemed appropriate, we will use such shelf registration statement to register offerings of debt and/or equity securities in the future.

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the twelve months ending March 31, 2017 with existing cash and cash equivalents, cash flow from operating activities (including sales of homes and land) and, if necessary, borrowings under the revolving credit facility that is discussed below. However, to a large extent, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

For further discussion of certain financing and other related risks facing our business and operations, see “Risk Factors—Risks Related to Our Indebtedness—We may need additional financing to fund our operations or expand our business and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

Revolving Credit Facility

During February 2016, the Company amended and restated its then-existing senior unsecured revolving credit facility to, among other things, increase the total amount available thereunder and extend the term of the agreement to February 9, 2020. The amended and restated revolving credit facility (the “Unsecured Revolving Credit Facility”) provides for a revolving line of credit of up to $115.0 million, of which up to $75.0 million may be used for letters of credit. The commitment under the Unsecured Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. As of April 27, 2016, there were no amounts drawn on the Unsecured Revolving Credit Facility or any limitations on the Company’s borrowing capacity thereunder, thereby leaving the full amount available to us on such date.

For a detailed description of the Unsecured Revolving Credit Facility, see Note 7 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of March 31, 2016, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $54.5 million as of March 31, 2016, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of March 31, 2016 was $33.9 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity, financial condition and results of operations. Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K.

Cash Flows

We intend to use our available liquidity, which includes our cash and cash equivalents and, if necessary, borrowings under the Unsecured Revolving Credit Facility, for general corporate purposes, including the acquisition and development of land and home and tower construction. The table below summarizes our cash flows as reported in our unaudited consolidated statements of cash flows in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Uses of cash and cash equivalents:
Net cash used in operating activities	$(26,134)	$(29,951)
Net cash used in investing activities	(1,481)	(193)
Net cash used in financing activities	(869)	(56)

Net decrease in cash and cash equivalents	(28,484)	(30,200)
Cash and cash equivalents at the beginning of the period	135,308	174,756

Cash and cash equivalents at the end of the period	$106,824	$144,556

During the three months ended March 31, 2016 and 2015, net cash used in operating activities was $26.1 million and $30.0 million, respectively. The $3.9 million decrease in net cash used in operating activities during 2016 was primarily due to (i) an $11.2 million net decrease in real estate inventories activity and (ii) a $2.1 million improvement in net income during the three months ended March 31, 2016 after giving effect to certain non-cash adjustments. Those items were partially offset by a net unfavorable change of approximately $9.4 million in other assets and liabilities, principally due to the timing of vendor payments and a reduction in customer deposit receipts during 2016. The decrease in real estate inventories activity during 2016 was primarily due to higher homebuilding cost of sales, partially offset by year-over-year increased expenditures for land acquisitions ($3.8 million), land development ($1.1 million) and home and tower construction ($17.8 million).

Net cash used in investing activities during the three months ended March 31, 2016 and 2015 was $1.5 million and $0.2 million, respectively. The 2016 and 2015 amounts included additions to property and equipment aggregating $0.9 million and $0.2 million, respectively. Additionally, the three months ended March 31, 2016 included a use of cash of $0.6 million attributable to the deconsolidation of a joint venture (see Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further details).

Net cash used in financing activities during the three months ended March 31, 2016 and 2015 was $0.9 million and $0.1 million, respectively. Payments of debt issuance costs were the Company’s only financing activity during 2016. Net cash used in financing activities during 2015 consisted solely of a distribution to noncontrolling interests in one of the Company’s joint ventures.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risks associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of March 31, 2016, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $141.9 million, which controlled approximately 6,700 planned home sites. As of such date, we had made non-refundable deposits aggregating $4.9 million for those contracts. There can be no assurances that we will acquire any of the land under contract on the terms or within the timeframe anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

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

During the three months ended March 31, 2016, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of the 2015 Form 10-K, other than a net increase of $37.1 million in our land purchase contracts, net of deposits and other related payments, to $141.9 million.

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

Increases in home mortgage interest rates may (i) make it more difficult for our buyers to qualify for home mortgage loans, thereby potentially decreasing our home and tower unit sales, and (ii) cause a contraction in our Real Estate Services businesses due to reduced mortgage activity. Given the increase in the federal funds rate by the Federal Reserve Board in December 2015 and market expectations for the next twelve months, mortgage interest rates during 2016 and beyond may prove to be more volatile than in recent years.

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

As a result of seasonal activity, our results of operations during any given quarter are not necessarily representative of the results that we expect for the full calendar year or subsequent quarterly reporting periods. We expect these seasonal patterns to continue, although they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. See “Risk Factors—Risks Related to Our Business—Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.” in Item 1A of Part I of the 2015 Form 10-K.

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

Our critical accounting policies and estimates have not changed from those reported under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of the 2015 Form 10-K. As discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we adopted Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis, on January 1, 2016; however, such new accounting standard did not have a material effect on our consolidated financial statements.

In respect of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which are discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we have not yet determined the impact thereof on our consolidated financial statements or, with respect to ASU 2014-09, the method of adoption that the Company will apply. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on August 12, 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which delayed the new revenue standard’s effective date by one year. Early adoption of ASU 2014-09 was not initially permitted by public entities; however, ASU 2015-14 provides for early adoption by such entities but not before the original effective date of the new revenue standard. Public entities are required to adopt ASU 2016-02 during annual reporting periods beginning after December 15, 2018 and interim reporting periods during the year of adoption. Early adoption of ASU 2016-02 is permitted.

The adoption of Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, and Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which are also discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, are not expected to have a material effect on our consolidated financial statements or any related disclosures. However, after its adoption on January 1, 2017, ASU 2016-09 is expected to cause both our subsequent income tax expense and effective income tax rate to be more volatile.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding expectations about our business, financial condition, results of operations, cash flows, liquidity, income taxes, prospects, growth strategies, potential acquisitions and the industry in which we operate, including housing market trends and fluctuations in mortgage interest rates. These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case, the negative of such terms and other variations or comparable terminology. These forward-looking statements include matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: changing local and economic conditions and the cyclical nature of the homebuilding industry; a slowing or reversal of the recovery of the housing market; our geographic concentration in Florida; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding operating segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; our re-entry into the tower business and the related risks associated with tower construction, market conditions and the fluctuation in our quarterly operating results; risks associated with our use of subcontractors and general contractors; the costs of complying with laws and regulations, including environmental laws, that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow growth” or “no growth” initiatives in areas where we operate; substantial increases in mortgage interest rates or the unavailability of mortgage financing; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in partnerships and joint ventures; tax law changes that could make home ownership more expensive or less attractive; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; termination of the franchise agreement between BHH Affiliates, LLC and Watermark Realty, Inc. without a suitable replacement brand name in a timely fashion; risks associated with employing independent real estate agents in our real estate brokerage business; changes in (and compliance with) laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; litigation, defense costs and potentially significant judgments against us; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures, data security breaches and other similar adverse events; shortages of, or cost increases in, utilities or natural resources; geopolitical risks and market disruption; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; any downgrade of our credit rating by a rating agency; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased resource requirements and costs associated with being a public company; any failure to maintain effective internal control over financial reporting in the future in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our existing stockholders; our intention not to pay dividends in the foreseeable future; and any unfavorable reports about the Company or our industry that are published by securities analysts.

Other important risk factors that could affect the ultimate outcome of the matters discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q and that could materially adversely affect our business, financial condition, results of operations and/or cash flows in the future are discussed under the caption “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K and elsewhere therein. Shareholders, investors and other interested parties should be aware that the risk factors described herein may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or cash flows in the future.

We undertake no obligation to publicly update any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Shareholders, investors and other interested parties should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the risks and uncertainties mentioned above and in the 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2016, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of the 2015 Form 10-K. However, based on certain changes to our revolving credit facilities during such period, which were discussed at Note 8 to the audited consolidated financial statements in the 2015 Form 10-K, a hypothetical 100 basis point increase in interest rates on our variable-rate debt as of March 31, 2016 would have increased our annual interest expense by approximately $1,150,000 (assuming no interest is capitalized). The corresponding amount at December 31, 2015 was $850,000.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part II of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries.

Item 1. Legal Proceedings

We are subject to various claims, complaints and other legal actions arising in the normal course of business. These matters are subject to many uncertainties and the outcomes thereof are not within our control and may not be known for prolonged periods of time. Nevertheless, we believe that the outcome of any of these currently existing matters, even if resolved adversely to us, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amended and Restated Revolving Credit Agreement, dated as of February 9, 2016, among WCI Communities, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto	10-K	001-36023	10.10(a)	2/22/16

10.2	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of March 16, 2016, between WCI Communities, Inc. and Citibank, N.A., as administrative agent					*

10.3	Amendment to Note, Loan Agreement and Other Loan Documents, dated February 12, 2016, by and between Stonegate Bank, WCI Communities, Inc. and WCI Communities, LLC	10-K	001-36023	10.11(a)	2/22/16

10.4 #	WCI Communities, Inc. 2016 Management Incentive Compensation Plan	10-K	001-36023	10.23	2/22/16

10.5 #	WCI Communities, Inc. 2016 Real Estate Services Incentive Compensation Plan	10-K	001-36023	10.24	2/22/16

10.6 #	WCI Communities, Inc. 2016 Director Compensation Program for Non-Employee Directors	10-K	001-36023	10.25	2/22/16

10.7 #	Form of Employee Performance Stock Unit Award Grant Notice under the WCI Communities, Inc. 2013 Incentive Award Plan					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: April 27, 2016	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: April 27, 2016	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2016	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)