Form 10-Q
period 2016-06-30
WCI Communities, Inc.
filed 2016-07-27
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Common shares outstanding as of July 27, 2016: 26,338,438

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$88,344	$135,308
Restricted cash	15,362	13,753
Notes and accounts receivable	5,429	7,374
Real estate inventories	645,733	554,191
Property and equipment, net	23,705	25,649
Other assets	31,790	24,924
Deferred tax assets, net of valuation allowances	87,443	92,917
Goodwill	7,520	7,520

Total assets	$905,326	$861,636

Liabilities and Equity
Accounts payable	$33,931	$30,365
Accrued expenses and other liabilities	82,751	73,237
Customer deposits	43,159	37,794
Debt obligations, net	254,933	246,473

Total liabilities	414,774	387,869

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,913,749 shares issued and 25,858,339 shares outstanding at June 30, 2016; 25,903,725 shares issued and 25,848,315 shares outstanding at December 31, 2015	259	259
Additional paid-in capital	309,230	306,565
Retained earnings	181,844	165,981
Treasury stock, at cost, 55,410 shares at both June 30, 2016 and December 31, 2015	(781)	(781)

Total WCI Communities, Inc. shareholders’ equity	490,552	472,024
Noncontrolling interests in consolidated joint ventures	—	1,743

Total equity	490,552	473,767

Total liabilities and equity	$905,326	$861,636

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Homebuilding	$131,969	$115,565	$241,797	$182,612
Real estate services	30,379	29,107	52,106	51,873
Amenities	5,055	6,038	11,807	13,927

Total revenues	167,403	150,710	305,710	248,412

Cost of Sales
Homebuilding	99,338	84,676	181,565	133,224
Real estate services	28,742	26,991	49,945	48,875
Amenities	5,991	6,827	12,730	13,969

Total cost of sales	134,071	118,494	244,240	196,068

Gross margin	33,332	32,216	61,470	52,344

Selling, general and administrative expenses	18,821	16,213	36,391	29,304
Interest expense	210	198	612	458
Other income, net	(667)	(99)	(1,120)	(195)

	18,364	16,312	35,883	29,567

Income from operations before income taxes	14,968	15,904	25,587	22,777
Income tax expense	5,574	6,187	9,531	7,103

Net income	9,394	9,717	16,056	15,674
Net loss (income) attributable to noncontrolling interests	—	103	—	(202)

Net income attributable to common shareholders of WCI Communities, Inc.	$9,394	$9,820	$16,056	$15,472

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.36	$0.38	$0.61	$0.59

Diluted	$0.35	$0.37	$0.60	$0.59

Weighted average number of shares of common stock outstanding:
Basic	26,370	26,186	26,368	26,183

Diluted	26,667	26,449	26,629	26,416

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2016 and 2015

(in thousands)

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total
Balance at January 1, 2016	—	$—	25,904	$259	$306,565	$165,981	$(781)	$1,743	$473,767
Deconsolidation of a joint venture resulting from the adoption of new accounting guidance (Note 1)	—	—	—	—	—	(193)	—	(1,743)	(1,936)
Net income	—	—	—	—	—	16,056	—	—	16,056
Stock-based compensation expense	—	—	—	—	2,680	—	—	—	2,680
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	10	—	(15)	—	—	—	(15)

Balance at June 30, 2016	—	$—	25,914	$259	$309,230	$181,844	$(781)	$—	$490,552

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total
Balance at January 1, 2015	—	$—	25,850	$259	$302,111	$130,581	$(505)	$1,997	$434,443
Net income	—	—	—	—	—	15,472	—	202	15,674
Stock-based compensation expense	—	—	—	—	2,077	—	—	—	2,077
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	—	—	11	—	16	—	—	—	16
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)

Balance at June 30, 2015	—	$—	25,861	$259	$304,204	$146,053	$(505)	$2,143	$452,154

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$16,056	$15,674
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	484	457
Write-offs of debt issuance costs	202	—
Amortization of debt premium	(79)	(73)
Depreciation	1,227	1,467
Provision for (recovery of) bad debts	40	(102)
Loss on disposition of property and equipment	31	63
Deferred income tax expense	5,148	7,230
Increase in deferred tax asset valuation allowances	272	—
Stock-based compensation expense	2,680	2,077
Equity earnings in unconsolidated joint ventures	(173)	—
Changes in assets and liabilities:
Restricted cash	(1,609)	(3,468)
Notes and accounts receivable	1,894	303
Real estate inventories	(72,991)	(62,550)
Other assets	(4,571)	(4,190)
Accounts payable and other liabilities	3,137	2,510
Customer deposits	5,367	12,724

Net cash used in operating activities	(42,885)	(27,878)

Investing activities
Additions to property and equipment	(2,506)	(807)
Deconsolidation of a joint venture (Note 1)	(612)	—

Net cash used in investing activities	(3,118)	(807)

Financing activities
Payments of debt issuance costs	(961)	—
Distribution to noncontrolling interests	—	(56)

Net cash used in financing activities	(961)	(56)

Net decrease in cash and cash equivalents	(46,964)	(28,741)
Cash and cash equivalents at the beginning of the period	135,308	174,756

Cash and cash equivalents at the end of the period	$88,344	$146,015

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months primarily because (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of real estate services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

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

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which made targeted amendments to GAAP’s consolidation guidance under both the variable interest and voting models. Among other things, ASU 2015-02 (i) introduces a separate analysis specific to limited partnerships and similar legal entities for assessing if the equity holders at risk lack decision-making rights and (ii) eliminates certain guidance under the voting model that pertains to limited partnerships and similar legal entities, including the rebuttable presumption that a general partner unilaterally controls such an entity and should therefore consolidate it. Public entities were required to adopt ASU 2015-02 during annual reporting periods that began after December 15, 2015 and interim reporting periods within those years. Effective January 1, 2016, we adopted ASU 2015-02 using a modified retrospective approach. The adoption of such new accounting standard did not have a material effect on our consolidated financial statements; however, it did result in the deconsolidation of an immaterial joint venture that was previously consolidated as part of our amenities segment.

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

On March 30, 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for stock-based transactions with employees. Among other things, ASU 2016-09: (i) requires that any excess tax benefits and deficiencies pertaining to stock-based compensation be included in the provision for income taxes in an entity’s income statement during the quarterly period when an award vests or is otherwise settled; (ii) eliminates the requirement to reclassify equity compensation excess income tax benefits from operating activities to financing activities within an entity’s statement of cash flows; and (iii) permits an entity to either continue to estimate forfeitures of stock awards when accounting for stock-based compensation or account for such forfeitures when they occur. The adoption of ASU 2016-09 will also impact an entity’s computation of its earnings per share and diluted weighted average shares outstanding under the treasury stock method. Public entities are required to adopt ASU 2016-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods within those years. Each individual component of ASU 2016-09 has its own specific method of adoption but the sections of the pronouncement that will most affect the Company generally must be adopted on a prospective basis, other than (ii) above, which may be adopted prospectively or retrospectively. Early adoption of ASU 2016-09 is permitted. We plan to adopt ASU 2016-09 effective January 1, 2017 but we have not yet decided which transition method to use for (ii) above. The adoption of ASU 2016-09 is not expected to have a material effect on our consolidated financial statements or any related disclosures; however, our future income tax expense and effective income tax rate are expected to be more volatile because the effects from (i) above will result in discrete quarterly income tax charges or benefits in the affected quarter whereas such amounts are currently reflected as adjustments to additional paid-in capital under existing GAAP.

2.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	June 30,	December 31,
	2016	2015
	(in thousands)
Land and land improvements held for development	$338,781	$319,574
Work in progress	165,753	129,660
Completed inventories	133,231	97,487
Investments in amenities	7,968	7,470

Total real estate inventories	$645,733	$554,191

Work in progress includes homes, tower units and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. As of June 30, 2016 and December 31, 2015, single- and multi-family inventories represented approximately 90% and 93%, respectively, of total real estate inventories. As of June 30, 2016 and December 31, 2015, tower inventories represented approximately 9% and 5%, respectively, of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Capitalized interest at the beginning of the period	$33,213	$27,649	$31,634	$24,856
Interest incurred	4,639	4,617	9,467	9,294
Interest expensed	(210)	(198)	(612)	(458)
Interest charged to homebuilding segment cost of sales	(3,544)	(2,740)	(6,391)	(4,364)

Capitalized interest at the end of the period	$34,098	$29,328	$34,098	$29,328

3.	Property and Equipment

Property and equipment is summarized in the table below.

	Estimated
	Useful Life	June 30,	December 31,
	(In Years)	2016	2015
		(in thousands)
Land and land improvements	10 to 15	$12,817	$14,434
Buildings and improvements	5 to 40	14,698	16,916
Furniture, fixtures and equipment	3 to 7	8,581	8,676

Property and equipment, gross		36,096	40,026
Accumulated depreciation		(12,391)	(14,377)

Property and equipment, net		$23,705	$25,649

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $20.3 million and $22.8 million as of June 30, 2016 and December 31, 2015, respectively. As of December 31, 2015, such amenities assets included $3.2 million of net property and equipment that was attributable to the joint venture that we deconsolidated on January 1, 2016 in accordance with the provisions of ASU 2015-02 (Note 1).

4.	Other Assets

Other assets are summarized in the table below.

	June 30,	December 31,
	2016	2015
	(in thousands)
Prepaid expenses	$9,268	$9,720
Land acquisition deposits	6,530	6,326
Cash held by community development districts (Note 6)	2,709	2,614
Prepaid and recoverable income taxes	1,584	—
Investments in unconsolidated joint ventures (Note 1)	1,766	—
Debt issuance costs (revolving credit facilities)	1,105	542
Other	8,828	5,722

Total other assets	$31,790	$24,924

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	June 30,	December 31,
	2016	2015
	(in thousands)
Community development district obligations (Note 6)	$41,402	$37,573
Deferred revenue and income	8,367	8,295
Contract retainage	7,326	3,958
Accrued compensation and employee benefits	5,212	7,854
Accrued interest	6,445	6,562
Warranty reserves	5,286	4,688
Accrued property taxes	2,772	66
Other	5,941	4,241

Total accrued expenses and other liabilities	$82,751	$73,237

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Warranty reserves at the beginning of the period	$4,522	$2,015	$4,688	$1,888
Additions to reserves for new home deliveries	675	591	1,240	932
Payments for warranty costs	(815)	(142)	(2,092)	(245)
Adjustments to prior year warranty reserves	904	—	1,450	(111)

Warranty reserves at the end of the period	$5,286	$2,464	$5,286	$2,464

During the three months ended June 30, 2016 and 2015, the Company recorded net warranty expense of $1.6 million and $0.6 million, respectively, in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. The corresponding net warranty expense for the six months ended June 30, 2016 and 2015 was $2.7 million and $0.8 million, respectively. During the latter part of 2015, certain homes in one of our communities on the east coast of Florida exhibited high humidity. We are in the process of remediating those homes along with other homes in the same community that have not demonstrated the equivalent levels of high humidity. We currently estimate that the total cost of the necessary repairs will approximate $2.9 million, including $0.9 million and $1.4 million that has been included in “Adjustments to prior year warranty reserves” in the above table for the three and six months ended June 30, 2016, respectively, with a remaining warranty reserve of $1.1 million as of June 30, 2016. Although there can be no assurances, we believe that the warranty reserve for this matter is adequate and reasonable; however, if the actual costs exceed our estimates, the warranty reserves could be materially adversely affected. Adjustments to prior year warranty reserves during the six months ended June 30, 2015 related to changes in our anticipated warranty payments on previously delivered homes.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $59.1 million and $60.2 million as of June 30, 2016 and December 31, 2015, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The outstanding CDD bond obligations pertaining to our communities as of June 30, 2016 mature at various times during the years 2019 through 2039. We also record CDD bond obligations for properties that we own in the communities of other developers. As of June 30, 2016 and December 31, 2015, we recorded CDD bond obligations of $41.4 million and $37.6 million, respectively, net of discounts of $1.2 million and $1.9 million, respectively, which represented the estimated amount of both “A” and “B” bond obligations that we may be required to pay based on our proportionate share of the properties that we own.

We record a liability related to the “A” bonds for the estimated developer obligations that are determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We relieve this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and the transfer of the property. We record a liability related to the “B” bonds, net of cash held by the districts that may be used to reduce our district obligations, for the amount of the developer obligations that are fixed and determinable and user fees that are required to be paid at the time the parcel or unit is sold to an end user. We relieve this liability by the corresponding assessments paid by us at the time of closing of the property.

Our proportionate share of cash held by CDDs was $3.1 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $2.7 million and $2.6 million as of June 30, 2016 and December 31, 2015, respectively, and was included with other assets in the accompanying consolidated balance sheets (Note 4). As of both June 30, 2016 and December 31, 2015, cash related to the “B” bonds, which has a right of setoff, was $0.4 million and was recorded as a reduction of our CDD bond obligations.

7.	Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 8 to the audited consolidated financial statements in the 2015 Form 10-K. Our debt obligations are summarized in the table below.

	June 30,	December 31,
	2016	2015
	(in thousands)
Senior Notes due 2021	$250,000	$250,000
Unsecured revolving credit facility	—	—
Secured revolving credit facility	—	—
Secured term loan	8,200	—
Debt premium	952	1,031
Debt issuance costs	(4,219)	(4,558)

Debt obligations, net	$254,933	$246,473

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

Unsecured Revolving Credit Facility. During February 2016, the Company amended and restated its then-existing senior unsecured revolving credit facility to, among other things, increase the total amount available thereunder and extend the term of the agreement to February 9, 2020. The amended and restated revolving credit facility (the “Unsecured Revolving Credit Facility”) provides for a revolving line of credit of up to $115.0 million, of which up to $75.0 million may be used for letters of credit. The commitment under the Unsecured Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. The Company has never borrowed under the Unsecured Revolving Credit Facility or its predecessor agreement. As of July 27, 2016, there were no limitations on the Company’s borrowing capacity under the Unsecured Revolving Credit Facility, thereby leaving the full amount available to us on such date.

Secured Revolving Credit Facility. During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan agreement with a bank (as amended, restated, modified or supplemented from time to time in accordance with its terms, the “Secured Revolving Credit Facility”). The Secured Revolving Credit Facility is collateralized by: (i) a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida (net book value of $6.8 million as of June 30, 2016); (ii) $0.8 million of restricted cash; and (iii) the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. On June 29, 2016, the Secured Revolving Credit Facility was amended and restated to, among other things: (i) increase the total amount available thereunder to $20.0 million; (ii) eliminate a contractual provision that limited the aggregate amount of letters of credit that could be issued; and (iii) extend the term of the agreement to February 28, 2019. During the remaining term of the Secured Revolving Credit Facility, the WCI Parties may borrow and repay advances up to $20.0 million. The WCI Parties also have the right to issue standby letters of credit up to the full amount available under the Secured Revolving Credit Facility; however, any outstanding letters of credit will correspondingly reduce the amount available to the WCI Parties for borrowing on a revolving basis. Effective June 29, 2016, any amounts borrowed under the Secured Revolving Credit Facility accrue interest, payable quarterly, at a rate equal to the 90-day London Interbank Offered Rate (“LIBOR”) plus 2.50%. Additionally, the WCI Parties are required to pay a recurring annual fee, a non-use fee based on the average unfunded portion of the loan and a letter of credit usage fee. The WCI Parties have never borrowed under the Secured Revolving Credit Facility; however, $1.6 million of letters of credit have been issued thereunder as of July 27, 2016, thereby limiting our borrowing capacity on such date to $18.4 million.

Secured Term Loan. On June 28, 2016, the Company completed the acquisition of certain undeveloped land in Viera, Florida. We plan to build an amenity-rich master-planned community with approximately 870 home sites at this location. In connection with the land acquisition, the seller provided financing in the form of an $8.2 million note payable that bears interest at a fixed rate of 4.0% per annum. Principal payments of $2,050,000, plus accrued and unpaid interest, are due on each of July 15, 2018, 2019, 2020 and 2021. The note is secured by a first mortgage on a portion of the acquired property, improvements thereon and any related homebuilding construction. As of June 30, 2016, the aggregate book value of such collateral was $8.6 million. In connection with this land acquisition, the Company recorded a non-cash real estate inventory addition for the same amount as the note payable.

Other. As a result of the abovementioned changes to the Company’s credit facilities during the six months ended June 30, 2016, we wrote off $0.2 million of net debt issuance costs during that period. Such charge has been included with interest expense in the accompanying unaudited consolidated statements of operations.

As of June 30, 2016, we were in compliance with all of the covenants contained in our debt agreements.

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

The carrying values and estimated fair values of our financial liabilities are summarized in the table on the following page, except for the abovementioned liabilities for which the carrying values approximate their fair values.

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Senior Notes due 2021 (Note 7)	$246,733	$250,000	$246,473	$263,905
Community development district obligations (Note 6)	41,402	47,714	37,573	41,624
Secured term loan (Note 7)	8,200	8,200	—	—

The estimated fair values of our Senior Notes due 2021 and community development district obligations were derived from quoted market prices by independent dealers (Level 2 inputs under the fair value hierarchy). Additionally, Level 2 inputs were used to derive the estimated fair value of our secured term loan (i.e., primarily observation of similarly situated debt obligations).

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

During the six months ended June 30, 2016 and 2015, there were no nonfinancial assets written down to fair value as the result of an impairment charge. However, in the event that real estate market conditions or the Company’s operations were to deteriorate in the future, long-lived asset impairment charges may be necessary and they could be significant. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, such action may potentially lead to the recording of impairment charges on those assets.

9.	Income Taxes

The following discussion regarding our income taxes should be read in conjunction with Note 10 to the audited consolidated financial statements in the 2015 Form 10-K.

General. We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of income taxes currently payable or receivable, as well as deferred tax assets and liabilities resulting from (i) temporary differences between the amounts reported for financial statement purposes and the amounts reported for income tax purposes and (ii) the benefits from net operating loss and certain tax credit carryforwards at each balance sheet date using enacted statutory tax rates for the years in which taxes are expected to be paid, recovered or settled. Changes in tax rates are recognized in earnings in the period in which the changes are enacted. The components of the Company’s income tax expense are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Federal	$5,058	$5,614	$8,648	$6,579
State	516	573	883	524

Income tax expense	$5,574	$6,187	$9,531	$7,103

After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended June 30, 2016 and 2015 were 37.2% and 38.7%, respectively. Our effective income tax rates during the six months ended June 30, 2016 and 2015 were 37.2% and 31.5%, respectively. The effective income tax rate during the six months ended June 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the abovementioned regulations resulted in a $1.8 million reduction in our income tax expense during the six months ended June 30, 2015 and a corresponding increase of $0.07 in our diluted earnings per share.

The Company had no unrecognized income tax benefits at either June 30, 2016 or December 31, 2015.

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

As of June 30, 2016, the Company had deferred tax assets of $87.4 million, net of valuation allowances. Our valuation allowances primarily related to (i) limitations under Section 382 (as described below) of the Code and similar state limitations for federal and Florida income and franchise tax purposes and (ii) net operating loss carryforwards generated by a non-consolidated tax entity that is in a cumulative loss position. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

The rate at which we can utilize our federal net operating loss (“NOL”) carryforwards is limited (which could result in their expiration prior to being used) each time we experience an “ownership change,” as determined under Section 382 of the Code (“Section 382”). If an ownership change occurs, Section 382 generally imposes an annual limit on the amount of post-ownership change federal taxable income that may be offset with pre-ownership change federal NOL carryforwards. Most states, including Florida, have statutes or provisions in their tax codes that function similar to the federal rules under Section 382. Moreover, our ability to use our federal and state NOL carryforwards may be limited if we fail to generate enough taxable income in the future before they expire, which may be the result of changes in the markets in which we do business, our profitability and/or general economic conditions. Prior to 2016, we experienced ownership changes affecting our federal and state NOL carryforwards. As a result, we are subject to certain annual limitations under Section 382 and corresponding state law. While such limitations may impact the amount of federal and state NOLs that can be used to offset our taxable income in any particular year, we currently do not expect that those limitations will ultimately impact our ability to utilize our NOLs that are not otherwise subject to valuation allowances.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of June 30, 2016, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $57.9 million as of June 30, 2016, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of June 30, 2016 was $38.6 million, primarily based on development remaining to be completed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income attributable to common shareholders of WCI Communities, Inc.	$9,394	$9,820	$16,056	$15,472

Basic weighted average shares outstanding	26,370	26,186	26,368	26,183
Dilutive securities: stock-based compensation arrangements	297	263	261	233

Diluted weighted average shares outstanding	26,667	26,449	26,629	26,416

Earnings per share of WCI Communities, Inc.:
Basic	$0.36	$0.38	$0.61	$0.59

Diluted	$0.35	$0.37	$0.60	$0.59

12.	Segment Reporting

As defined in ASC 280, Segment Reporting, our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments are Homebuilding, Real Estate Services and Amenities.

During each of the three and six months ended June 30, 2016 and 2015, all of the revenues of our reportable segments were generated by our Florida operations. As of June 30, 2016 and December 31, 2015, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

Operations of our Homebuilding segment primarily include the construction and sale of single - and multi-family homes, including luxury high-rise tower units. The results of operations for the Homebuilding segment consist of revenues generated from the delivery of homes and land and home site sales, less the cost of home construction, land and land development costs, asset impairments (if any) and selling, general and administrative expenses incurred by the segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Homebuilding	$131,969	$115,565	$241,797	$182,612
Real Estate Services	30,379	29,107	52,106	51,873
Amenities (1)	5,055	6,038	11,807	13,927

Total revenues	$167,403	$150,710	$305,710	$248,412

Operating earnings (losses)
Homebuilding	$13,810	$14,676	$23,841	$20,084
Real Estate Services	1,637	2,116	2,161	2,998
Amenities (1)	(936)	(789)	(923)	(42)
Interest expense	(210)	(198)	(612)	(458)
Other income, net (1)	667	99	1,120	195

Income from operations before income taxes	$14,968	$15,904	$25,587	$22,777

(1)	During the three months ended June 30, 2015, the Amenities segment included $0.7 million of revenues and $0.2 million of operating losses that were attributable to the joint venture we deconsolidated on January 1, 2016 in accordance with the provisions of ASU 2015-02 (Note 1). The corresponding amounts for the six months ended June 30, 2015 were $2.4 million of revenues and $0.4 million of operating earnings. During the three months ended June 30, 2016, other income included $0.1 million pertaining to equity losses that related entirely to the abovementioned deconsolidated joint venture. The corresponding amount for the six months ended June 30, 2016 was $0.2 million of equity earnings.

	June 30,	December 31,
	2016	2015
	(in thousands)
Assets
Homebuilding	$667,593	$563,898
Real Estate Services	19,236	16,164
Amenities (1)	33,716	47,304
Corporate and unallocated (2)	184,781	234,270

Total assets	$905,326	$861,636

(1)	As of December 31, 2015, the Amenities segment included $4.2 million of assets that were attributable to the abovementioned deconsolidated joint venture.
(2)	Corporate and unallocated primarily consists of cash and cash equivalents, investments in unconsolidated joint ventures, deferred tax assets and other corporate items that are not otherwise allocated to an individual reporting segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that was filed with the Securities and Exchange Commission on February 22, 2016. Many of the amounts and percentages in this discussion have been rounded for convenience of presentation.

Overview

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” in Part I of this Quarterly Report on Form 10-Q refer to WCI Communities, Inc. and its subsidiaries.

During the six months ended June 30, 2016, we continued to benefit from the positive, albeit slower, momentum in the Florida housing market that has largely been driven by reasonable home affordability, low levels of home inventory, historically low mortgage interest rates and favorable demographics. During 2016, we generated year-over-year improvement in our home deliveries and customer traffic as we continued to ramp up the scale of our homebuilding operations and added to our actively selling neighborhoods; however, new orders were down during 2016 when compared to the prior year. Several factors, including recent global economic concerns and stock market volatility, may impact homebuyer confidence levels and ultimately our results from quarter to quarter, including new orders and average sales prices. Notwithstanding the recent unevenness in our markets, we continue to remain optimistic regarding the longer term trends for the Florida housing market and we believe that we are well-positioned to take advantage of the expected opportunities.

We continue to capitalize on the Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends, compelling demand indicators and financial stability. Moreover, the Florida economy and housing market have been demonstrating positive trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national levels; and (v) new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity have strengthened our financial position, which was demonstrated by improvements in most of our key financial and operating metrics. We believe that our strong balance sheet and significant liquidity will allow us to take advantage of the current Florida economy and housing market through the increasing scale of our existing land holdings and future acquisitions.

As of June 30, 2016, we owned or controlled 14,229 home sites of which 8,303 were owned and 5,926 were controlled by us. Outstanding land purchase contracts as of July 27, 2016 totaled approximately 4,600 home sites in 26 planned neighborhoods, situated in nine master-planned communities throughout Florida, for an aggregate purchase price of $115.9 million. Deposits related to those outstanding purchase contracts consisted of $5.4 million that are non-refundable and $0.7 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

On February 9, 2016, our $75.0 million unsecured revolving credit facility that was due to expire during August 2017 was amended and restated (the “Unsecured Revolving Credit Facility”) to, among other things, increase the total amount available thereunder to $115.0 million and extend the term of the agreement to February 9, 2020. Additionally, effective February 9, 2016, the borrowing base calculation, which establishes the actual amount available to the Company for borrowing on a specific date, was modified to begin including certain of our tower construction project costs in the determination of the Company’s borrowing capacity. As of July 27, 2016, there were no limitations on the Company’s borrowing capacity under the Unsecured Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

Summary Company Operating Results

We continued to deliver solid operating and financial performance during the three months ended June 30, 2016, including an increase in total revenues to $167.4 million, or 11.1%, compared to $150.7 million during the three months ended June 30, 2015. Such increase was primarily due to a 14.2% improvement in our Homebuilding segment revenues, which was driven by a 26.3% increase in home deliveries, partially offset by a 9.7% decrease in the average selling price per home delivered. Year-over-year revenues from our Real Estate Services segment increased 4.5%; however, our Amenities segment revenues declined 15.0%. Consolidated gross margin during the three months ended June 30, 2016 and 2015 was $33.3 million and $32.2 million, respectively. The 2016 gross margin increase of $1.1 million included improvement of $1.7 million in our Homebuilding segment, which was primarily due to an increase in homes delivered, partially offset by (i) a decline in average selling price per home delivered and (ii) gross margin erosion of 280 basis points related to an increase in our home site cost of sales as a percent of homes delivered revenues. Year-over-year gross margin from our Real Estate Services and Amenities segments declined $0.5 million and $0.1 million, respectively. During the three months ended June 30, 2016, Amenities revenues and gross margin were both reduced by the deconsolidation of one of our joint ventures in accordance with the provisions of Accounting Standards Update 2015-02, which is discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Our income from operations before income taxes was $15.0 million and $15.9 million during the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.9 million, or 5.7%. This year-over-year decline in operating results was primarily due to an increase in certain selling, general and administrative expenses, including compensation, commissions from more homes delivered and direct marketing and sales office expenses as a result of our increased neighborhood count, partially offset by the abovementioned net improvements in consolidated gross margin and an increase in our other income.

Net income attributable to common shareholders of WCI Communities, Inc. was $9.4 million and $9.8 million during the three months ended June 30, 2016 and 2015, respectively. The year-over-year decrease was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, partially offset by a reduction in income tax expense of $0.6 million during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.

As of June 30, 2016, our cash and cash equivalents were $88.3 million, a decrease of $47.0 million from $135.3 million as of December 31, 2015. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the six months ended June 30, 2016. The net increase in our real estate inventories of $73.0 million during 2016 was primarily due to land acquisitions, land development and home and tower construction spending within our communities, partially offset by homebuilding cost of sales. As of June 30, 2016, our debt to capital and net debt to net capitalization were 34.2% and 25.7%, respectively. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to debt to capital.

Based on data released by Florida Realtors®, demand trends moderated throughout Florida as home closings during the second quarter of 2016 were essentially flat when compared to the corresponding prior year quarter. While the Florida market remains comparatively strong when compared to recent years, we expect there to be some volatility within the Florida housing market from quarter to quarter, although we believe that the overall long-term positive trends remain intact. Partially due to some unevenness in our markets during the spring selling season, our new orders declined to 268 homes during the 2016 period, or 10.7%, from 300 homes during the 2015 period. As of June 30, 2016, the value of our backlog was $304.6 million, an increase of $10.5 million, or 3.6%, from $294.1 million as of June 30, 2015. We had 586 units in backlog as of June 30, 2016, which represented a decline of 6.5% from 627 units as of June 30, 2015. The increase in the value of our backlog as of June 30, 2016 was primarily due to 17 tower backlog units that had an aggregate contract value of $28.9 million, or an average selling price per unit of $1,700,000 (there were no tower backlog amounts as of June 30, 2015), partially offset by our high volume of home deliveries during the three months ended June 30, 2016. The decline in backlog units is generally attributable to home deliveries outpacing new orders. The average selling price of our backlog units as of June 30, 2016 increased to $520,000, or 10.9%, from $469,000 as of June 30, 2015. Such increase was primarily due to our tower units and an increase in the average selling price of our other homebuilding backlog units that resulted from a change in mix to a greater percentage of high-priced homes in our second-home customer segment. During the three months ended June 30, 2016, our cancellation rate as a percent of gross new orders was 7.6% and our all-cash buyers as a percent of total homebuyers was approximately 46%. As of June 30, 2016, our average customer deposit as a percent of a home’s selling price in our backlog was 13.8%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. generally accepted accounting principles (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q pertaining to adjusted gross margin from homes delivered, EBITDA and Adjusted EBITDA (both such terms are defined below), and net debt to net capitalization. Our GAAP-based measures can be found in our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. The presentation of historical non-GAAP measures herein does not reflect or endorse any forecast of future financial performance.

Adjusted Gross Margin from Homes Delivered

We subtract the gross margin from land and home sites sales, if any, from Homebuilding gross margin to arrive at gross margin from homes delivered. We then add back asset impairments, if any, and capitalized interest in cost of sales to gross margin from homes delivered to arrive at adjusted gross margin from homes delivered. Management uses adjusted gross margin from homes delivered to evaluate operating performance in our Homebuilding segment and make strategic decisions regarding sales price, construction and development pace, product mix and other operating decisions. We believe that adjusted gross margin from homes delivered is (i) meaningful because it eliminates the impact that our indebtedness and asset impairments have on gross margin and (ii) relevant and useful to shareholders, investors and other interested parties for evaluating our comparative operating performance from period to period and among companies within the homebuilding industry as it is reflective of overall profitability during any given reporting period. However, this measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our operating performance. Although other companies in the homebuilding industry report similar information, they may calculate this measure differently than we do and, therefore, it may not be comparable. We urge shareholders, investors and other interested parties to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

The table below reconciles adjusted gross margin from homes delivered to the most directly comparable GAAP financial measure, Homebuilding gross margin, for the periods presented herein. For a detailed discussion of Homebuilding gross margin, see “Consolidated Results of Operations” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Homebuilding gross margin	$32,631	$30,889	$60,232	$49,388
Less: gross margin from land and home sites	(131)	—	(131)	—

Gross margin from homes delivered	32,762	30,889	60,363	49,388
Add: capitalized interest in cost of sales	3,544	2,740	6,391	4,364

Adjusted gross margin from homes delivered	$36,306	$33,629	$66,754	$53,752

Gross margin from homes delivered as a percent of revenues from homes delivered	24.8%	26.7%	25.0%	27.0%

Adjusted gross margin from homes delivered as a percent of revenues from homes delivered	27.5%	29.1%	27.6%	29.4%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), income (loss) from discontinued operations, other income, stock-based compensation expense, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to shareholders, investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Furthermore, Adjusted EBITDA eliminates the effects of our capital structure (such as interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies in our industry may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable. Although we use EBITDA and Adjusted EBITDA as financial measures to assess the performance of our business, the use of such EBITDA-based measures is limited because they do not include certain material costs, such as interest and income taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of our performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Net income attributable to common shareholders of WCI Communities, Inc.	$9,394	$9,820	$16,056	$15,472
Interest expense	210	198	612	458
Capitalized interest in cost of sales (1)	3,544	2,740	6,391	4,364
Income tax expense	5,574	6,187	9,531	7,103
Depreciation	610	758	1,227	1,467

EBITDA	19,332	19,703	33,817	28,864
Other income, net	(667)	(99)	(1,120)	(195)
Stock-based compensation expense (2)	1,482	1,110	2,680	2,077

Adjusted EBITDA	$20,147	$20,714	$35,377	$30,746

Adjusted EBITDA margin	12.0%	13.7%	11.6%	12.4%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the expense recorded in the Company’s unaudited consolidated statements of operations related to its stock-based compensation plans.

Net Debt to Net Capitalization

We believe that net debt to net capitalization provides us with useful information regarding our financial position and cash and debt management. It is also a relevant financial measure to help us assess the leverage employed in our operations and it is an indicator of our ability to obtain future financing. However, this measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures when evaluating our leverage.

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

	June 30,	December 31,
	2016	2015
	($ in thousands)
Debt obligations, net	$254,933	$246,473
Total equity	490,552	473,767

Total capital	$745,485	$720,240

Debt to capital (1)	34.2%	34.2%

Debt obligations, net	$254,933	$246,473
Unamortized debt premium	(952)	(1,031)
Unamortized debt issuance costs	4,219	4,558

Principal amount of outstanding debt	258,200	250,000
Less: cash and cash equivalents	88,344	135,308

Net debt	169,856	114,692
Total equity	490,552	473,767

Net capitalization	$660,408	$588,459

Net debt to net capitalization (2)	25.7%	19.5%

(1)	Debt to capital is computed by dividing the net carrying value of our debt obligations, as reported on our consolidated balance sheets, by total capital as calculated above.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Homebuilding	$131,969	$115,565	$241,797	$182,612
Real estate services	30,379	29,107	52,106	51,873
Amenities	5,055	6,038	11,807	13,927

Total revenues	167,403	150,710	305,710	248,412

Cost of Sales
Homebuilding	99,338	84,676	181,565	133,224
Real estate services	28,742	26,991	49,945	48,875
Amenities	5,991	6,827	12,730	13,969

Total cost of sales	134,071	118,494	244,240	196,068

Gross margin	33,332	32,216	61,470	52,344

Selling, general and administrative expenses	18,821	16,213	36,391	29,304
Interest expense	210	198	612	458
Other income, net	(667)	(99)	(1,120)	(195)

	18,364	16,312	35,883	29,567

Income from operations before income taxes	14,968	15,904	25,587	22,777
Income tax expense	5,574	6,187	9,531	7,103

Net income	9,394	9,717	16,056	15,674
Net loss (income) attributable to noncontrolling interests	—	103	—	(202)

Net income attributable to common shareholders of WCI Communities, Inc.	$9,394	$9,820	$16,056	$15,472

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Homebuilding

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Homebuilding revenues	$131,969	$115,565	$241,797	$182,612
Homes delivered	131,969	115,565	241,797	182,612
Land and home sites	—	—	—	—
Homebuilding gross margin	32,631	30,889	60,232	49,388
Homebuilding gross margin percentage	24.7%	26.7%	24.9%	27.0%
Homes delivered (units)	307	243	561	381
Average selling price per home delivered	$430	$476	$431	$479
New orders for homes (units) (1) (2)	268	300	578	616
Contract values of new orders (1) (2)	$121,800	$128,610	$275,570	$269,445
Average selling price per new order (1) (2)	454	429	477	437
Cancellation rate (3)	7.6%	8.3%	6.3%	7.5%
Backlog (units) (4)	586	627	586	627
Backlog contract values (4)	$304,575	$294,109	$304,575	$294,109
Average selling price in backlog (4)	520	469	520	469
Active selling neighborhoods at period-end	55	45	55	45

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the reporting period.
(2)	We are currently constructing a 75-unit luxury high-rise tower in Bonita Springs, Florida. Our new orders during the six months ended June 30, 2016 included four homes (tower units) with an aggregate contract value of $5.5 million, or an average selling price per unit of $1,375,000. There was no similar tower activity during (i) the three months ended June 30, 2016 or (ii) the three and six months ended June 30, 2015.
(3)	Represents the number of orders canceled during the period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(4)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer. As of June 30, 2016, the backlog amounts attributable to our high-rise tower in Bonita Springs, Florida consisted of 17 homes (units) with an aggregate contract value of $28.9 million, or an average selling price per unit of $1,700,000. As of June 30, 2015, there were no similar backlog amounts.

Total homebuilding revenues during the three months ended June 30, 2016 were $132.0 million, an increase of $16.4 million, or 14.2%, from $115.6 million during the three months ended June 30, 2015. Such increase was primarily due to an increase in homes delivered, partially offset by a decrease in the average selling price per home delivered. We delivered 307 homes during the three months ended June 30, 2016, an increase of 64 units, or 26.3%, from the 243 homes delivered during the three months ended June 30, 2015. The increase in home deliveries during the three months ended June 30, 2016 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at March 31, 2016 when compared to the backlog at March 31, 2015; and (iii) more of our neighborhoods delivering homes during the 2016 period when compared to the corresponding 2015 period. The average selling price per home delivered during the three months ended June 30, 2016 was $430,000, a decline of $46,000, or 9.7%, from $476,000 during the three months ended June 30, 2015. Such decline in average selling price was primarily due to a shift in our delivery mix to a greater percentage of homes delivered from the lower-priced active adult customer segment.

Total homebuilding revenues during the six months ended June 30, 2016 were $241.8 million, an increase of $59.2 million, or 32.4%, from $182.6 million during the six months ended June 30, 2015. Such increase was primarily due to an increase in homes delivered, partially offset by a decrease in the average selling price per home delivered. We delivered 561 homes during the six months ended June 30, 2016, an increase of 180 units, or 47.2%, from the 381 homes delivered during the six months ended June 30, 2015. The increase in home deliveries during the six months ended June 30, 2016 was primarily due to: (i) continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2015 when compared to the backlog at December 31, 2014; and (iii) more of our neighborhoods delivering homes during the 2016 period when compared to the corresponding 2015 period. The average selling price per home delivered during the six months ended June 30, 2016 was $431,000, a decline of $48,000, or 10.0%, from $479,000 during the six months ended June 30, 2015. Such decline in average selling price was primarily due to a shift in our delivery mix to a greater percentage of homes delivered from the lower-priced active adult customer segment.

Homebuilding gross margin during the three months ended June 30, 2016 was $32.6 million, an increase of $1.7 million from $30.9 million during the three months ended June 30, 2015. Homebuilding gross margin as a percent of revenues decreased to 24.7% during the three months ended June 30, 2016 from 26.7% during the three months ended June 30, 2015. Such decrease was primarily due to (i) an increase of 280 basis points in our home site cost of sales as a percent of homes delivered revenues and (ii) unfavorable warranty experience (see Note 5 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q). Favorable trends in our construction costs partially offset the decrease in our gross margin percentage during the three months ended June 30, 2016. Home site cost of sales as a percent of homes delivered revenues was impacted by a higher percentage of homes delivered during the three months ended June 30, 2016 that were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting (as discussed below).

Homebuilding gross margin during the six months ended June 30, 2016 was $60.2 million, an increase of $10.8 million from $49.4 million during the six months ended June 30, 2015. Homebuilding gross margin as a percent of revenues decreased to 24.9% during the six months ended June 30, 2016 from 27.0% during the six months ended June 30, 2015. Such decrease was primarily due to (i) an increase of 270 basis points in our home site cost of sales as a percent of homes delivered revenues and (ii) unfavorable warranty experience (see Note 5 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q). Favorable trends in our construction costs partially offset the decrease in our gross margin percentage during the six months ended June 30, 2016. Home site cost of sales as a percent of homes delivered revenues was impacted by a higher percentage of homes delivered during the six months ended June 30, 2016 that were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during each of the three and six months ended June 30, 2016 and 2015 were favorably impacted by the low book value of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time. During the three and six months ended June 30, 2016, approximately 51% and 48%, respectively, of our home deliveries were generated from communities that we owned in September 2009, compared to approximately 70% and 71% of our home deliveries during the three and six months ended June 30, 2015, respectively. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 19.8% and 17.0% during the three months ended June 30, 2016 and 2015, respectively. The corresponding percentages were 19.8% and 17.1% during the six months ended June 30, 2016 and 2015, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of June 30, 2016, we owned 3,757 home sites that benefited from being reset to fair value during September 2009, which represented 26.4% of our total number of owned or controlled home sites on such date. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will continue to lessen in the future.

During the three months ended June 30, 2016, we generated 268 new orders, a decrease of 32 orders, or 10.7%, from 300 new orders during the three months ended June 30, 2015, which was reflective of moderated demand trends throughout our Florida markets in 2016. Moreover, although we increased our active selling neighborhood count from 45 at June 30, 2015 to 55 at June 30, 2016, several of our new 2016 communities opened after the traditional selling season without completed and furnished model homes and, as such, they had only recorded a minimal number of new orders. Additionally, several of our active selling neighborhoods were nearing sell-out in 2016 and had only limited homes available for sale. Contract values of new orders during the three months ended June 30, 2016 were $121.8 million, a decrease of $6.8 million, or 5.3%, from $128.6 million during the three months ended June 30, 2015. Such reduction in contract value was primarily due to the abovementioned decline in new orders during 2016, partially offset by an increase in the average selling price per new order. During the three months ended June 30, 2016, the average selling price per new order increased to $454,000 from $429,000 during the three months ended June 30, 2015, or 5.8%, which was primarily due to strategic price increases in certain of our neighborhoods and a shift in our sales mix to a greater percentage of higher-priced homes for second-home buyers.

During the six months ended June 30, 2016, we generated 578 new orders, a decrease of 38 orders, or 6.2%, from 616 new orders during the six months ended June 30, 2015, which was reflective of moderated demand trends throughout our Florida markets in 2016. Moreover, although we increased our active selling neighborhood count from 45 at June 30, 2015 to 55 at June 30, 2016, several of our new 2016 communities opened after the traditional selling season without completed and furnished model homes and, as such, they had only recorded a minimal number of new orders. Additionally, several of our active selling neighborhoods were nearing sell-out in 2016 and had only limited homes available for sale. Contract values of new orders during the six months ended June 30, 2016 were $275.6 million, an increase of $6.2 million, or 2.3%, from $269.4 million during the six months ended June 30, 2015. Such increase in contract value was primarily due to an increase in the average selling price per new order, partially offset by the abovementioned decline in new orders during 2016. During the six months ended June 30, 2016, the average selling price per new order increased to $477,000 from $437,000 during the six months ended June 30, 2015, or 9.2%, which was primarily due to: (i) strategic price increases in certain of our neighborhoods; (ii) a shift in our sales mix to a greater percentage of higher-priced homes for second-home buyers; and (iii) new order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida.

Our backlog contract value as of June 30, 2016 was $304.6 million, an increase of $10.5 million, or 3.6%, from $294.1 million as of June 30, 2015. We had 586 units in backlog as of June 30, 2016, a reduction of 41 units, or 6.5%, from 627 units as of June 30, 2015. The increase in the value of our backlog as of June 30, 2016 was primarily due to 17 tower backlog units that had an aggregate contract value of $28.9 million, or an average selling price per unit of $1,700,000 (there were no tower backlog amounts as of June 30, 2015), partially offset by our high volume of home deliveries during the three months ended June 30, 2016. The decline in backlog units is generally attributable to home deliveries outpacing new orders. The average selling price of our backlog units as of June 30, 2016 increased to $520,000, or 10.9%, from $469,000 as of June 30, 2015. Such increase was primarily due to our tower units and an increase in the average selling price of our other homebuilding backlog units that resulted from a change in mix to a greater percentage of high-priced homes in our second-home customer segment.

Real Estate Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Real estate services revenues	$30,379	$29,107	$52,106	$51,873
Real estate brokerage	28,781	27,677	49,311	49,401
Title services	1,598	1,430	2,795	2,472
Real estate services gross margin	1,637	2,116	2,161	2,998
Real estate services gross margin percentage	5.4%	7.3%	4.1%	5.8%
Real estate brokerage closed home sales transactions	2,817	2,857	4,809	5,065
Real estate brokerage average home sale selling price	$342	$320	$333	$317
Title services closing transactions	820	823	1,452	1,455

Real estate services revenues during the three months ended June 30, 2016 were $30.4 million, an increase of $1.3 million, or 4.5%, from $29.1 million during the three months ended June 30, 2015. Such increase was primarily due to an increase of 4.0% in real estate brokerage revenues that resulted from a 6.9% increase in average home sale selling price, partially offset by a 1.4% reduction in closed home sales transactions. Both the decrease in closed home sales and the increase in average home sale selling price trended in the same general direction as the broader housing markets where we operate and were affected by a shift in the geographic mix of our business. During the three months ended June 30, 2016, our revenues and closed home sales transactions included the results from real estate brokerage offices that we acquired during February 2016 and May 2016. Title services revenues increased 11.7% during the three months ended June 30, 2016, primarily due to (i) a favorable change in the mix of our business and the resulting higher insurance premiums and settlement fees that were earned on comparatively more higher-priced home sales transactions during the 2016 three month period and (ii) a general increase in settlement fees.

Real estate services revenues during the six months ended June 30, 2016 were $52.1 million, an increase of $0.2 million, or 0.4%, from $51.9 million during the six months ended June 30, 2015. Such improvement was primarily due to an increase in our title services revenues. During the six months ended June 30, 2016, there was a decline of 0.2% in real estate brokerage revenues that resulted from a 5.1% reduction in closed home sales transactions, partially offset by a 5.0% increase in average home sale selling price. Both the decrease in closed home sales and the increase in average home sale selling price trended in the same general direction as the broader housing markets where we operate and were affected by a shift in the geographic mix of our business. During the six months ended June 30, 2016, our revenues and closed home sales transactions included the results from real estate brokerage offices that we acquired during February 2016 and May 2016. Title services revenues increased 13.1% during the six months ended June 30, 2016, primarily due to (i) a favorable change in the mix of our business and the resulting higher insurance premiums and settlement fees that were earned on comparatively more higher-priced home sales transactions during the 2016 six month period and (ii) a general increase in settlement fees.

Real estate services gross margin during the three months ended June 30, 2016 was $1.6 million, a decrease of $0.5 million, or 23.8%, from $2.1 million during the three months ended June 30, 2015. Such decrease was primarily due to (i) incremental costs associated with certain real estate brokerage offices that we acquired during February 2016 and May 2016 and (ii) an increase in brokerage commissions and other variable costs, partially offset by the contribution from higher 2016 revenues. These items also contributed to the 2016 net decline in the real estate services gross margin percentage. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 76.4% during the three months ended June 30, 2016, an increase of 60 basis points from 75.8% during the three months ended June 30, 2015. This increase was primarily due to higher average commission splits being paid to our agents during 2016, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2015. Additionally, the mix of sales transactions and differing commission splits in the various geographic markets that we serve also contributed to the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during the three months ended June 30, 2016.

Real estate services gross margin during the six months ended June 30, 2016 was $2.2 million, a decrease of $0.8 million, or 26.7%, from $3.0 million during the six months ended June 30, 2015. Such decrease was primarily due to (i) incremental costs associated with certain real estate brokerage offices that we acquired during February 2016 and May 2016 and (ii) an increase in brokerage commissions and other variable costs. These items also contributed to the 2016 decline in the real estate services gross margin percentage. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 75.9% during the six months ended June 30, 2016, an increase of 60 basis points from 75.3% during the six months ended June 30, 2015. This increase was primarily due to higher average commission splits being paid to our agents during 2016, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2015. Additionally, the mix of sales transactions and differing commission splits in the various geographic markets that we serve also contributed to the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during the six months ended June 30, 2016.

Amenities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues	$5,055	$6,038	$11,807	$13,927
Membership dues and sales	2,903	2,950	6,376	5,959
Club operations	2,152	3,088	5,431	7,968
Amenities gross margin	(936)	(789)	(923)	(42)

Our Amenities segment derives revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations. Effective January 1, 2016, we deconsolidated one of our joint ventures in accordance with the provisions of Accounting Standards Update 2015-02, which is discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. The results for such joint venture continue to be reported under our Amenities segment during each of the three and six months ended June 30, 2015.

Amenities revenues during the three months ended June 30, 2016 were $5.1 million, a decrease of $0.9 million, or 15.0%, from $6.0 million during the three months ended June 30, 2015. Amenities revenues during the three months ended June 30, 2015 included $0.7 million that was attributable to the abovementioned deconsolidated joint venture. Revenues attributable to membership dues and sales during each of the three months ended June 30, 2016 and 2015 were $2.9 million. Club operations revenues were $2.2 million during the three months ended June 30, 2016, compared to $3.1 million during the three months ended June 30, 2015, a decrease of $0.9 million, or 29.0%. As of June 30, 2016, our membership base had grown by approximately 10% from June 30, 2015. Such membership growth typically results in more dues, food and beverage, fitness and other revenues being generated at our clubs; however, our club operations revenues declined during the three months ended June 30, 2016 primarily due to our golf operations. There were major repairs, maintenance and upgrades performed at two of our clubs during such 2016 period, resulting in course closures and lost revenues. The growth in the membership base was driven by both new members from the sale of memberships and new members resulting from home deliveries in a community with bundled amenities for which we do not charge an initiation fee.

Amenities revenues during the six months ended June 30, 2016 were $11.8 million, a decrease of $2.1 million, or 15.1%, from $13.9 million during the six months ended June 30, 2015. Amenities revenues during the six months ended June 30, 2015 included $2.4 million that was attributable to the abovementioned deconsolidated joint venture. Revenues attributable to membership dues and sales during the six months ended June 30, 2016 were $6.4 million, compared to $6.0 million during the six months ended June 30, 2015, an increase of $0.4 million, or 6.7%. Club operations revenues were $5.4 million during the six months ended June 30, 2016, compared to $8.0 million during the six months ended June 30, 2015, a decrease of $2.6 million, or 32.5%. Notwithstanding the abovementioned 10% increase in our membership base, our club operations revenues declined during the six months ended June 30, 2016 primarily due to our golf operations. In addition to major repairs, maintenance and upgrades at two of our clubs that resulted in course closures and lost revenues, weather-related closings at certain of our golf courses during the first quarter of 2016 hampered our ability to generate additional revenues.

Amenities gross margin during the three months ended June 30, 2016 was ($0.9) million, representing a decline of $0.1 million when compared to ($0.8) million during the three months ended June 30, 2015. Amenities gross margin during the three months ended June 30, 2015 included ($0.2) million that was attributable to the abovementioned deconsolidated joint venture. The overall decline in the Amenities gross margin during the three months ended June 30, 2016 was primarily a result of the abovementioned closures of certain golf courses for major repairs, maintenance and upgrades.

Amenities gross margin during the six months ended June 30, 2016 was ($0.9) million, representing a decline of $0.9 million when compared to breakeven results during the six months ended June 30, 2015. Amenities gross margin during the six months ended June 30, 2015 included $0.4 million that was attributable to the abovementioned deconsolidated joint venture. The overall decline in the Amenities gross margin during the six months ended June 30, 2016 was primarily a result of the abovementioned closures of certain golf courses due to weather-related disruptions and major repairs, maintenance and upgrades.

Asset Impairments

During each of the three and six months ended June 30, 2016 and 2015, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. We continue to monitor the values of certain of our land and Amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $18.8 million during the three months ended June 30, 2016, an increase of $2.6 million, or 16.0%, from $16.2 million during the three months ended June 30, 2015. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and independent third-party real estate brokers, direct marketing expenses and sales office expenses, increased $1.2 million, or 17.1%, to $8.2 million during the three months ended June 30, 2016, compared to $7.0 million during the three months ended June 30, 2015. This change was primarily due to higher commissions, which were directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense was 3.9% during each of the three months ended June 30, 2016 and 2015. General and administrative expenses increased $1.4 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to (i) additional compensation expense supporting our growing operations and (ii) an increase in our incentive-based compensation expense and stock-based compensation expense. During the three months ended June 30, 2015, our SG&A expenses included certain incremental costs incurred in respect of two separate secondary offerings of the common stock of WCI Communities, Inc. by certain selling stockholders pursuant to a registration rights agreement with no proceeds therefrom to the Company (the “Secondary Offerings”). As a percent of homebuilding revenues, SG&A expenses increased to 14.3% during the three months ended June 30, 2016 from 14.0% during the three months ended June 30, 2015.

SG&A expenses were $36.4 million during the six months ended June 30, 2016, an increase of $7.1 million, or 24.2%, from $29.3 million during the six months ended June 30, 2015. Sales and marketing expenses increased $3.8 million, or 31.4%, to $15.9 million during the six months ended June 30, 2016, compared to $12.1 million during the six months ended June 30, 2015. This change was primarily due to higher commissions, which were directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense was 3.9% during each of the six months ended June 30, 2016 and 2015. General and administrative expenses increased $3.3 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to (i) additional compensation expense and related employee benefits supporting our growing operations and (ii) an increase in our incentive-based compensation expense and stock-based compensation expense. During the six months ended June 30, 2015, our SG&A expenses included certain incremental costs incurred in respect of the Secondary Offerings. As a percent of homebuilding revenues, SG&A expenses declined to 15.1% during the six months ended June 30, 2016 from 16.0% during the six months ended June 30, 2015.

Interest Expense

Interest expense is primarily interest incurred on our debt that was not capitalized. Interest expense was $0.2 million during each of the three months ended June 30, 2016 and 2015. The corresponding amounts were $0.6 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively. Interest expense during the six months ended June 30, 2016 included $0.2 million of write-offs of debt issuance costs during the first quarter of the calendar year. See Note 7 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of our debt arrangements.

Other Income, net

Other income was $0.7 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively. The corresponding amounts were $1.1 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively. Other income during each of the three and six months ended June 30, 2016 included net recoveries related to various matters (primarily a gain of $0.5 million resulting from the finalization of a settlement pertaining to a closed-out community), equity earnings or losses in unconsolidated joint ventures, interest income and other miscellaneous items. Other income during each of the three and six months ended June 30, 2015 included net recoveries and reductions in certain accruals and reserves related to various matters, interest income, gains from sales of prepaid impact fee credits and other miscellaneous items.

Income Taxes

Income tax expense was $5.6 million and $6.2 million during the three months ended June 30, 2016 and 2015, respectively. The corresponding amounts were $9.5 million and $7.1 million during the six months ended June 30, 2016 and 2015, respectively. After excluding the net income or loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended June 30, 2016 and 2015 were 37.2% and 38.7%, respectively. Our effective income tax rates during the six months ended June 30, 2016 and 2015 were 37.2% and 31.5%, respectively. The effective income tax rate during the six months ended June 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the abovementioned regulations resulted in a $1.8 million reduction in our income tax expense during the six months ended June 30, 2015.

As of June 30, 2016, the Company had deferred tax assets of $87.4 million, net of valuation allowances. Prior to 2016, we experienced ownership changes under Section 382 (“Section 382”) of the Code and, as such, the net operating loss carryforwards underlying our deferred tax assets are subject to certain limitations. For further discussion of certain risks related to the Company’s income taxes, see “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.” in Item 1A of Part I of the 2015 Form 10-K.

Also, see Note 9 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of our income taxes.

Liquidity and Capital Resources

Overview

We rely on our ability to finance our operations by generating cash flows, borrowing under our available revolving credit facilities, obtaining seller-provided financing, accessing the debt and equity capital markets, and independently obtaining surety bonds and letters of credit to finance our projects and provide financial guarantees. Our principal uses of capital are home construction, land acquisitions and development and operating expenses. Additionally, our federal and state income taxes payments during the year ending December 31, 2016 and beyond are expected to be higher than that which we have paid in recent years due to new limitations on the use of our net operating loss carryforwards that resulted from a July 2015 ownership change for income tax purposes. Our working capital needs depend on proceeds from home deliveries and land and home site sales, fees generated from our Real Estate Services businesses, sales of amenities memberships and related annual dues and club operations. We remain focused on generating positive margins in our Homebuilding operations and acquiring desirable land positions that will keep us positioned for future growth.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the six months ended June 30, 2016, we generated cash by delivering 561 homes, spent $10.5 million and assumed a note payable of $8.2 million to purchase 929 home sites, invested $47.2 million on land development, started construction of 697 homes and continued

construction of a 75-unit luxury high-rise tower in Bonita Springs, Florida. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on acquisitions of undeveloped land and land development. Additionally, we significantly increased the land that we control through land purchase contracts during 2015 and 2016 and we expect to purchase more undeveloped land and partially finished home sites. We also expect to incur substantial building and development costs through late 2017 in connection with the construction of our 75-unit luxury high-rise tower in Bonita Springs, Florida, including approximately $50 million to $55 million of such costs during the twelve months ending June 30, 2017. Although we have collected, and will continue to collect, deposits from homebuyers, the aggregate amount thereof will represent only a portion of the total cost for the tower’s construction. With our strong balance sheet position and revolving credit facilities, we believe that our access to capital is sufficient to cover our expected tower construction costs in the foreseeable future.

We exercise various controls, including those related to cash outlays for land acquisitions and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions, including an evaluation of various financing alternatives, are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors in accordance with our corporate governance guidelines based on the size of the investment. As of June 30, 2016, we had $88.3 million of cash and cash equivalents, a $47.0 million decrease from December 31, 2015. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the six months ended June 30, 2016. The net increase in our real estate inventories of $73.0 million during 2016 was primarily due to land acquisitions, land development and home and tower construction spending within our communities, partially offset by homebuilding cost of sales. We expect to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to: (i) acquire and develop land that represents opportunities to generate desired future margins, including land that is already controlled by us under land purchase contracts; (ii) construct a 75-unit luxury high-rise tower in Bonita Springs, Florida; and (iii) cover other operating needs as they arise.

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

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the twelve months ending June 30, 2017 with existing cash and cash equivalents, cash flow from operating activities (including sales of homes and land) and, if necessary, borrowings under our revolving credit facilities. However, to a large extent, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Additionally, we may use seller-provided financing in certain land acquisitions if it is made available to us on reasonable economic terms and conditions. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs or that land sellers will offer financing to us. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

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

Revolving Credit Facilities

During February 2016, the Company amended and restated its then-existing senior unsecured revolving credit facility to, among other things, increase the total amount available thereunder and extend the term of the agreement to February 9, 2020. The amended and restated revolving credit facility (the “Unsecured Revolving Credit Facility”) provides for a revolving line of credit of up to $115.0 million, of which up to $75.0 million may be used for letters of credit. The commitment under the Unsecured Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. As of July 27, 2016, there were no amounts drawn on the Unsecured Revolving Credit Facility or any limitations on the Company’s borrowing capacity thereunder, thereby leaving the full amount available to us on such date.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan agreement with a bank (as amended, restated, modified or supplemented from time to time in accordance with its terms, the “Secured Revolving Credit Facility”). On June 29, 2016, the Secured Revolving Credit Facility was amended and restated to, among other things: (i) increase the total amount available thereunder to $20.0 million; (ii) eliminate a contractual provision that limited the aggregate amount of letters of credit that could be issued; and (iii) extend the term of the agreement to February 28, 2019. During the remaining term of the Secured Revolving Credit Facility, the WCI Parties may borrow and repay advances up to $20.0 million. The WCI Parties also have the right to issue standby letters of credit up to the full amount available under the Secured Revolving Credit Facility; however, any outstanding letters of credit will correspondingly reduce the amount available to the WCI Parties for borrowing on a revolving basis. As of July 27, 2016, there were no amounts drawn on the Secured Revolving Credit Facility; however, $1.6 million of letters of credit have been issued thereunder on such date, thereby limiting our borrowing capacity to $18.4 million.

For a detailed description of our revolving credit facilities, see Note 7 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Senior Notes Due 2021

As of June 30, 2016, the Company had issued and outstanding $250.0 million in aggregate principal amount of its 6.875% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes bear interest at the rate of 6.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2021 Notes mature on August 15, 2021 at which time the entire $250.0 million of principal is due and payable; however, the indenture governing the 2021 Notes provides us with certain unilateral full and partial redemption options, most of which require us to incur prepayment penalties. As of June 30, 2016, the Company was in compliance with all of the covenants contained in the indenture governing the 2021 Notes. The 2021 Notes are more fully described at Note 8 to the audited consolidated financial statements in the 2015 Form 10-K.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of June 30, 2016, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $57.9 million as of June 30, 2016, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of June 30, 2016 was $38.6 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity, financial condition and results of operations. Information about risk factors that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K.

Cash Flows

We intend to use our available liquidity, which includes our cash and cash equivalents and, if necessary, borrowings under our revolving credit facilities, for general corporate purposes, including the acquisition and development of land and home and tower construction.

The table below summarizes our cash flows as reported in our unaudited consolidated statements of cash flows in Item 1 of Part I of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Uses of cash and cash equivalents:
Net cash used in operating activities	$(42,885)	$(27,878)
Net cash used in investing activities	(3,118)	(807)
Net cash used in financing activities	(961)	(56)

Net decrease in cash and cash equivalents	(46,964)	(28,741)
Cash and cash equivalents at the beginning of the period	135,308	174,756

Cash and cash equivalents at the end of the period	$88,344	$146,015

During the six months ended June 30, 2016 and 2015, net cash used in operating activities was $42.9 million and $27.9 million, respectively. The $15.0 million increase in net cash used in operating activities during 2016 was primarily due to: (i) a $10.4 million net increase in real estate inventories activity; (ii) a net unfavorable change of approximately $3.7 million in other assets and liabilities, including a reduction in customer deposit receipts, and (iii) a $0.9 million decline in net income during the six months ended June 30, 2016 after giving effect to certain non-cash adjustments. The increase in real estate inventories activity during 2016 was primarily due to year-over-year increased expenditures for land acquisitions ($7.2 million), land development ($6.4 million) and home and tower construction ($42.4 million), partially offset by higher homebuilding cost of sales.

Net cash used in investing activities during the six months ended June 30, 2016 and 2015 was $3.1 million and $0.8 million, respectively. The 2016 and 2015 amounts included additions to property and equipment aggregating $2.5 million and $0.8 million, respectively. Additionally, the six months ended June 30, 2016 included a use of cash of $0.6 million attributable to the deconsolidation of a joint venture (see Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details).

Net cash used in financing activities during the six months ended June 30, 2016 and 2015 was $1.0 million and $0.1 million, respectively. Payments of debt issuance costs were the Company’s only financing activity during 2016. Net cash used in financing activities during 2015 consisted solely of a distribution to noncontrolling interests in one of the Company’s joint ventures.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risks associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of June 30, 2016, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $141.1 million, which controlled approximately 5,900 planned home sites. As of such date, we had made non-refundable deposits aggregating $5.5 million for those contracts. If we were to acquire all of the land that we controlled under our purchase and option contracts as of June 30, 2016, we anticipate that $94.6 million of the remaining net purchase price would be transferred to the sellers during the six months ending December 31, 2016 in the form of cash, a seller-provided note payable approximating $24 million and the assumption of approximately $12 million of community development district obligations. The amounts projected to be paid in cash for land under purchase and option contracts for the years ending December 31, 2017, 2018 and 2019 are $25.6 million, $5.7 million and $15.2 million, respectively. There can be no assurances that we will acquire any of the land under contract on the terms or within the timeframe anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

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

During the six months ended June 30, 2016, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of the 2015 Form 10-K, other than a net increase of $36.3 million in our land purchase contracts, net of deposits and other related payments, to $141.1 million.

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

Our critical accounting policies and estimates have not changed from those reported under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of the 2015 Form 10-K. As discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, we adopted Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis, on January 1, 2016; however, such new accounting standard did not have a material effect on our consolidated financial statements. Additionally, see Note 1 to our unaudited consolidated financial statements for a discussion of certain other recently issued accounting pronouncements that will affect the Company and the presentation of its consolidated financial statements in the future.

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

During the six months ended June 30, 2016, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of the 2015 Form 10-K. However, based on certain changes to our revolving credit facilities during such period, a hypothetical 100 basis point increase in interest rates on our variable-rate debt as of June 30, 2016 would have increased our annual interest expense by approximately $1,350,000 (assuming our revolving credit facilities had been fully drawn and no interest was capitalized). The corresponding amount at December 31, 2015 was $850,000. Our revolving credit facilities are discussed at Note 7 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1 #	Employment Agreement, dated May 31, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Jonathan F. Rapaport					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: July 27, 2016	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: July 27, 2016	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2016	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)