Form 10-Q
period 2016-09-30
WCI Communities, Inc.
filed 2016-11-01
CIK 1574532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

or

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

Common shares outstanding as of November 1, 2016: 26,336,838

WCI COMMUNITIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WCI Communities, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$78,989	$135,308
Restricted cash	12,067	13,753
Notes and accounts receivable	6,825	7,374
Real estate inventories	682,918	554,191
Property and equipment, net	25,889	25,649
Other assets	29,777	24,924
Deferred tax assets, net of valuation allowances	85,946	92,917
Goodwill	7,520	7,520

Total assets	$929,931	$861,636

Liabilities and Equity
Accounts payable	$39,070	$30,365
Accrued expenses and other liabilities	97,605	73,237
Customer deposits	37,440	37,794
Debt obligations, net	255,067	246,473

Total liabilities	429,182	387,869

WCI Communities, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 25,913,749 shares issued and 25,858,339 shares outstanding at September 30, 2016; 25,903,725 shares issued and 25,848,315 shares outstanding at December 31, 2015	259	259
Additional paid-in capital	310,675	306,565
Retained earnings	190,596	165,981
Treasury stock, at cost, 55,410 shares at both September 30, 2016 and December 31, 2015	(781)	(781)

Total WCI Communities, Inc. shareholders’ equity	500,749	472,024
Noncontrolling interests in consolidated joint ventures	-	1,743

Total equity	500,749	473,767

Total liabilities and equity	$929,931	$861,636

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Homebuilding	$156,617	$120,509	$398,414	$303,121
Real estate services	25,105	24,998	77,211	76,871
Amenities	4,502	4,681	16,309	18,608

Total revenues	186,224	150,188	491,934	398,600

Cost of Sales
Homebuilding	115,520	88,049	297,085	221,273
Real estate services	24,496	24,048	74,441	72,923
Amenities	5,336	6,052	18,066	20,021

Total cost of sales	145,352	118,149	389,592	314,217

Gross margin	40,872	32,039	102,342	84,383

Selling, general and administrative expenses	20,000	16,024	56,391	45,328
Merger expenses (Note 1)	7,674	-	7,674	-
Interest expense	228	200	840	658
Other income, net	(802)	(398)	(1,922)	(593)

	27,100	15,826	62,983	45,393

Income from operations before income taxes	13,772	16,213	39,359	38,990
Income tax expense	5,020	6,289	14,551	13,392

Net income	8,752	9,924	24,808	25,598
Net loss attributable to noncontrolling interests	-	259	-	57

Net income attributable to common shareholders of WCI Communities, Inc.	$8,752	$10,183	$24,808	$25,655

Earnings per share attributable to common shareholders of WCI Communities, Inc.:
Basic	$0.33	$0.39	$0.94	$0.98

Diluted	$0.33	$0.38	$0.93	$0.97

Weighted average number of shares of common stock outstanding:
Basic	26,375	26,201	26,370	26,189

Diluted	26,746	26,494	26,668	26,442

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2016	-	$-	25,904	$259	$306,565	$165,981	$(781)	$1,743	$473,767
Deconsolidation of a joint venture resulting from the adoption of new accounting guidance (Note 1)	-	-	-	-	-	(193)	-	(1,743)	(1,936)
Net income (loss)	-	-	-	-	-	24,808	-	-	24,808
Stock-based compensation expense	-	-	-	-	4,125	-	-	-	4,125
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	10	-	(15)	-	-	-	(15)

Balance at September 30, 2016	-	$-	25,914	$259	$310,675	$190,596	$(781)	$-	$500,749

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance at January 1, 2015	-	$-	25,850	$259	$302,111	$130,581	$(505)	$1,997	$434,443
Net income (loss)	-	-	-	-	-	25,655	-	(57)	25,598
Stock-based compensation expense	-	-	-	-	3,156	-	-	-	3,156
Stock issued pursuant to stock-based incentive compensation plans and related tax matters	-	-	28	-	63	-	-	-	63
Purchases of treasury stock	-	-	-	-	-	-	(102)	-	(102)
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(56)	(56)

Balance at September 30, 2015	-	$-	25,878	$259	$305,330	$156,236	$(607)	$1,884	$463,102

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$24,808	$25,598
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance costs	737	690
Write-offs of debt issuance costs	202	-
Amortization of debt premium	(118)	(110)
Depreciation	1,852	2,234
Provision for (recovery of) bad debts	48	(117)
Loss on disposition of property and equipment	39	65
Deferred income tax expense	6,627	13,503
Increase in deferred tax asset valuation allowances	408	-
Stock-based compensation expense	4,125	3,156
Non-cash merger expenses (Note 1)	7,674	-
Equity earnings in unconsolidated joint ventures	(7)	-
Changes in assets and liabilities:
Restricted cash	1,686	(3,333)
Notes and accounts receivable	490	496
Real estate inventories	(99,838)	(79,313)
Other assets	(2,009)	(5,676)
Accounts payable and other liabilities	4,030	9,867
Customer deposits	(352)	9,825
Equity compensation excess income tax benefits	-	(63)

Net cash used in operating activities	(49,598)	(23,178)

Investing activities
Additions to property and equipment	(4,898)	(2,100)
Deposit for the acquisition of the interests of an unconsolidated joint venture	(250)	-
Deconsolidation of a joint venture (Note 1)	(612)	-

Net cash used in investing activities	(5,760)	(2,100)

Financing activities
Payments of debt issuance costs	(961)	-
Purchases of treasury stock	-	(102)
Distribution to noncontrolling interests	-	(56)
Equity compensation excess income tax benefits	-	63

Net cash used in financing activities	(961)	(95)

Net decrease in cash and cash equivalents	(56,319)	(25,373)
Cash and cash equivalents at the beginning of the period	135,308	174,756

Cash and cash equivalents at the end of the period	$78,989	$149,383

See accompanying notes to unaudited consolidated financial statements.

WCI Communities, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

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

Merger with Lennar Corporation

On September 22, 2016, WCI Communities, Inc. (“WCI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lennar Corporation, a Delaware corporation (“Lennar”), Marlin Blue LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Lennar (“LLC Sub”), and Marlin Green Corp., a Delaware corporation and direct, wholly-owned subsidiary of Lennar (“Corporate Sub” and, together with LLC Sub, “Merger Subs”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Corporate Sub will be merged with and into WCI (the “Initial Merger”), with WCI surviving the Initial Merger as a direct, wholly-owned subsidiary of Lennar (the “Initial Surviving Entity”), and that immediately thereafter, subject to certain conditions, the Initial Surviving Entity will be merged with and into LLC Sub (the “Subsequent Merger” and, together or in seriatim with the Initial Merger, as appropriate, the “Mergers”), with LLC Sub surviving the Subsequent Merger as a direct, wholly-owned subsidiary of Lennar. Therefore, as a result of the consummation of the Initial Merger, WCI will cease to be a publicly traded company. At the effective time of the Initial Merger, each issued and outstanding share of WCI common stock (other than: (i) shares owned by WCI, Lennar or the Merger Subs; (ii) shares held by WCI’s shareholders who have demanded appraisal rights in accordance with the Delaware General Corporation Law; and (iii) shares of restricted stock granted under WCI’s stock-based compensation plans) will be automatically converted into the right to receive (i) $11.75 in cash and (ii) a fraction of a share of Lennar’s Class A common stock with a value of $11.75 based on the average volume weighted average price of such stock on the New York Stock Exchange (the “NYSE”) over each of the ten trading days immediately preceding the closing of the Initial Merger (collectively, the “Merger Consideration”). Under the terms of the Merger Agreement and subject to certain restrictions, Lennar may elect to pay a greater proportion of the Merger Consideration in cash (up to the full amount of the Merger Consideration of $23.50 per share for each share of WCI common stock share that is converted). No fractional shares of Lennar’s common stock will be issued in the Mergers and, as such, holders of shares of WCI’s common stock will receive cash in lieu of any such fractional shares. All outstanding equity awards granted under WCI’s stock-based compensation plans will, upon completion of the Initial Merger and with certain limited exceptions, become, or be terminated immediately prior to the effective time of the Initial Merger in exchange for, a right to receive at the effective time of the Initial Merger no less than $23.50 in cash per share underlying such equity award.

WCI’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and it has agreed to recommend that WCI’s shareholders vote in favor of adopting the Merger Agreement, subject to certain exceptions. The closing of the Mergers is subject to the approval of the Merger Agreement by an affirmative vote of at least a majority of the outstanding shares of common stock of WCI entitled to vote thereon (the “WCI Shareholder Approval”). The closing of the Mergers is also subject to various customary conditions, including, among other things: (i) the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement; (ii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications); (iii) compliance with the covenants and agreements in the Merger Agreement in all material respects; and (iv) except in the event that the Merger Consideration is comprised entirely of cash, the effectiveness of certain filings by Lennar with the Securities and Exchange Commission (the “SEC”), the NYSE’s approval of the shares of Lennar for listing and receipt of an opinion from legal counsel regarding the intended tax treatment of the Mergers. Although we can provide no assurances, the Mergers are expected to close in December 2016 or January 2017.

WCI has made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants: (i) to use commercially reasonable efforts to operate its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Mergers; (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Lennar; and (iii) to convene and hold a meeting of its shareholders for the purpose of obtaining the WCI Shareholder Approval.

The Merger Agreement contains certain termination rights for each of WCI and Lennar. Among other things, WCI may be required to pay Lennar a termination fee of $22.5 million upon termination of the Merger Agreement under specified circumstances, including (subject to certain exceptions) WCI accepting a superior proposal that was made by a party after October 26, 2016.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to our Current Report on Form 8-K that was filed with the SEC on September 22, 2016.

Other than expenses of $7.7 million for financial advisors, attorneys and certain other related services, the terms of the Merger Agreement did not impact the Company’s operations during the three and nine months ended September 30, 2016. Such expenses have been reported as merger expenses in the accompanying unaudited consolidated statements of operations. Additionally, we expect to continue to incur significant costs in connection with the Mergers and the Merger Agreement.

In connection with the Mergers, WCI and two of its subsidiaries entered into letter agreements with certain of WCI’s executive officers pursuant to which such officers will be eligible to receive retention bonuses in an aggregate amount of approximately $3.5 million, payable by WCI in a lump sum on the first payroll date following the earlier of (i) the 120th day following the closing of the Initial Merger and (ii) the date of termination of employment by WCI, other than for cause, by the applicable executive for good reason or due to death or disability, in each case, subject to continued employment through such date. Additionally, WCI’s chief executive officer will be eligible to receive a transaction bonus of up to approximately $3.2 million, payable in a lump sum on the closing of the Mergers, subject to his continued employment. The letter agreements with the affected WCI executive officers have been filed as Exhibits 10.3 to 10.9, inclusive, to this Quarterly Report on Form 10-Q.

Effective September 22, 2016, the Company amended each of the WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan (the “Employee LTIP”) and the WCI Communities, Inc. Amended and Restated 2013 Director Long Term Incentive Plan (the “Director LTIP”). Such amendments provide that, in the event the awards under the Employee LTIP and the Director LTIP are paid due to a change in control, whether pursuant to the Merger Agreement or otherwise, payment will be made in the form of cash rather than (i) shares of WCI common stock or (ii) the same consideration as received by WCI shareholders, as was previously required under those plans. For a discussion of the Employee LTIP and the Director LTIP, see Note 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) that was filed with the SEC on February 22, 2016. The amendments to the Employee LTIP and the Director LTIP have been filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as contained in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to, among other things, the seasonal nature of our business. We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly basis in each of our three operating segments. Because many of our Florida homebuyers prefer to close on their new home purchases before the winter, the fourth quarter of each calendar year often produces a disproportionately large portion of our annual homebuilding revenues, income and cash flows. Activity in our realty brokerage operations is greater during the spring and summer months primarily because (i) buyers with families generally move when their children are out of school and (ii) Florida’s seasonal residents tend to make resale home purchases prior to leaving for the summer. These factors typically result in a larger portion of real estate services revenues, income and cash flows during the second and third quarters of each calendar year. In addition, many of our club members spend the winter months in Florida, thereby producing a disproportionately large portion of our annual amenities revenues and cash flows during that time period. Accordingly, revenues and operating results for our three operating segments may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Although we believe that the abovementioned seasonal patterns will likely continue, they may be affected by economic conditions in the homebuilding and real estate industry and other interrelated factors. As a result, our operating results may not follow the historical trends.

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. For further information, refer to our audited consolidated financial statements and accompanying notes in the 2015 Form 10-K.

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

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Among other things, ASU 2014-15 requires management of a public entity to perform interim and annual assessments of such public entity’s ability to continue as a going concern within one year of the date that its financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, then such entity must provide certain supplemental disclosures in its financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and annual and interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The adoption of ASU 2014-15 during the quarter ending December 31, 2016 is not expected to have a material effect on our consolidated financial statements or any related disclosures.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which made targeted amendments to GAAP’s consolidation guidance under both the variable interest and voting models. Among other things, ASU 2015-02 (i) introduces a separate analysis specific to limited partnerships and similar legal entities for assessing if the equity holders at risk lack decision-making rights and (ii) eliminates certain guidance under the voting model that pertains to limited partnerships and similar legal entities, including the rebuttable presumption that a general partner unilaterally controls such an entity and should therefore consolidate it. Public entities were required to adopt ASU 2015-02 during annual reporting periods that began after December 15, 2015 and interim reporting periods within those years. Effective January 1, 2016, we adopted ASU 2015-02 using a modified retrospective approach. The adoption of such new accounting standard did not have a material effect on our consolidated financial statements; however, it did result in the deconsolidation of an immaterial joint venture that was previously consolidated as part of our amenities segment. See Note 10 for a discussion of certain events subsequent to September 30, 2016 in respect of such joint venture.

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

On August 26, 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight statement of cash flow classification issues where GAAP is unclear or lacks specific guidance, thereby resulting in diversity in practice with regard to certain transactions. Public entities are required to adopt ASU 2016-15 during annual reporting periods beginning after December 15, 2017 and interim reporting periods during the year of adoption. Early adoption of ASU 2016-15 is permitted. This new accounting guidance must be adopted using a retrospective transition method, which includes application thereof at the beginning of the earliest comparative period presented in the related financial statements. We have not yet determined the impact of ASU 2016-15 on our consolidated statements of cash flows or any related disclosures.

2.	Real Estate Inventories and Capitalized Interest

Real estate inventories are summarized in the table below.

	September 30, 2016	December 31, 2015

	(in thousands)

Land and land improvements held for development	$374,315	$319,574
Work in progress	174,708	129,660
Completed inventories	124,004	97,487
Investments in amenities	9,891	7,470

Total real estate inventories	$682,918	$554,191

Work in progress includes homes, tower units and related home site costs in various stages of construction. Completed inventories consist of model homes and related home site costs used to facilitate sales and homes with certificates of occupancy. During July 2015, the Company closed on its last remaining held for sale land parcel for $1.2 million, resulting in a gain of $0.4 million, which was recognized in homebuilding gross margin in the accompanying unaudited consolidated statements of operations during the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, single- and multi-family inventories represented approximately 88% and 93%, respectively, of total real estate inventories. As of September 30, 2016 and December 31, 2015, tower inventories represented approximately 11% and 5%, respectively, of total real estate inventories.

Capitalized interest activity is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(in thousands)

Capitalized interest at the beginning of the period	$34,098	$29,328	$31,634	$24,856
Interest incurred	4,744	4,622	14,211	13,916
Interest expensed	(228)	(200)	(840)	(658)
Interest charged to homebuilding segment cost of sales	(3,675)	(3,061)	(10,066)	(7,425)

Capitalized interest at the end of the period	$34,939	$30,689	$34,939	$30,689

3.	Property and Equipment

Property and equipment is summarized in the table below.

	Estimated Useful Life (In Years)	September 30, 2016	December 31, 2015

		(in thousands)

Land and land improvements	10 to 15	$15,003	$14,434
Buildings and improvements	5 to 40	14,526	16,916
Furniture, fixtures and equipment	3 to 7	9,353	8,676

Property and equipment, gross		38,882	40,026
Accumulated depreciation		(12,993)	(14,377)

Property and equipment, net		$25,889	$25,649

Amenities assets, net of accumulated depreciation, included in property and equipment, net above were $21.0 million and $22.8 million as of September 30, 2016 and December 31, 2015, respectively. As of December 31, 2015, such amenities assets included $3.2 million of net property and equipment that was attributable to the joint venture that we deconsolidated on January 1, 2016 in accordance with the provisions of ASU 2015-02 (Note 1).

4.	Other Assets

Other assets are summarized in the table below.

	September 30, 2016	December 31, 2015

	(in thousands)

Prepaid expenses	$7,604	$9,720
Land acquisition deposits	6,099	6,326
Cash held by community development districts (Note 6)	3,535	2,614
Prepaid and recoverable income taxes	496	-
Investments in unconsolidated joint ventures (Notes 1 and 10)	1,600	-
Debt issuance costs (revolving credit facilities)	1,026	542
Other	9,417	5,722

Total other assets	$29,777	$24,924

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized in the table below.

	September 30, 2016	December 31, 2015

	(in thousands)

Community development district obligations (Note 6)	$51,865	$37,573
Deferred revenue and income	5,842	8,295
Contract retainage	6,514	3,958
Accrued compensation and employee benefits	7,328	7,854
Accrued merger expenses (Note 1)	7,674	-
Accrued interest	2,240	6,562
Warranty reserves	5,674	4,688
Accrued property taxes	4,110	66
Other	6,358	4,241

Total accrued expenses and other liabilities	$97,605	$73,237

The table below presents certain recent activity related to warranty reserves.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(in thousands)

Warranty reserves at the beginning of the period	$5,286	$2,464	$4,688	$1,888
Additions to reserves for new home deliveries	806	612	2,046	1,544
Payments for warranty costs	(453)	(156)	(2,545)	(401)
Adjustments to prior year warranty reserves	35	-	1,485	(111)

Warranty reserves at the end of the period	$5,674	$2,920	$5,674	$2,920

During the three months ended September 30, 2016 and 2015, the Company recorded warranty expense of $0.8 million and $0.6 million, respectively, in homebuilding cost of sales in the accompanying unaudited consolidated statements of operations. The corresponding net warranty expense for the nine months ended September 30, 2016 and 2015 was $3.5 million and $1.4 million, respectively. During the latter part of 2015, certain homes in one of our communities on the east coast of Florida exhibited high humidity. We are in the process of remediating those homes along with other homes in the same community that have not demonstrated the equivalent levels of high humidity. We currently estimate that the total cost of the necessary repairs will approximate $2.9 million, including $1.4 million that has been included in “Adjustments to prior year warranty reserves” in the above table for the nine months ended September 30, 2016, with a remaining warranty reserve of $0.8 million as of September 30, 2016. Although there can be no assurances, we believe that the warranty reserve for this matter is adequate and reasonable; however, if the actual costs exceed our estimates, the warranty reserves could be materially adversely affected. Adjustments to prior year warranty reserves during the nine months ended September 30, 2015 related to changes in our anticipated warranty payments on previously delivered homes.

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

The total amount of CDD bond obligations issued and outstanding with respect to our communities was $70.9 million and $60.2 million as of September 30, 2016 and December 31, 2015, respectively, which represented outstanding amounts payable from all landowners/homeowners within our communities. The outstanding CDD bond obligations pertaining to our communities as of September 30, 2016 mature at various times during the years 2019 through 2039. We also record CDD bond obligations for properties that we own in the communities of other developers. As of September 30, 2016 and December 31, 2015, we recorded CDD bond obligations of $51.9 million and $37.6 million, respectively, net of discounts of $1.2 million and $1.9 million, respectively, which represented the estimated amount of both “A” and “B” bond obligations that we may be required to pay based on our proportionate share of the properties that we own.

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

Our proportionate share of cash held by CDDs was $3.9 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively. Cash related to our share of the “A” bonds, which do not have a right of setoff on our CDD bond obligations, was $3.5 million and $2.6 million as of September 30, 2016 and December 31, 2015, respectively, and was included with other assets in the accompanying consolidated balance sheets (Note 4). As of both September 30, 2016 and December 31, 2015, cash related to the “B” bonds, which has a right of setoff, was $0.4 million and was recorded as a reduction of our CDD bond obligations.

On July 15, 2016, the Company completed the acquisition of certain partially developed land in Fort Myers, Florida. We plan to build an amenity-rich master-planned community with approximately 1,200 home sites at this location. Because the acquired property was secured by existing CDD obligations, among other things, the Company’s real estate inventories, other assets and CDD obligations had non-cash additions of $11.2 million, $1.1 million and $12.3 million, respectively, during the nine months ended September 30, 2016.

7.	Debt Obligations

The following discussion of our debt obligations should be read in conjunction with Note 8 to the audited consolidated financial statements in the 2015 Form 10-K. Our debt obligations are summarized in the table below.

	September 30, 2016	December 31, 2015

	(in thousands)

Senior Notes due 2021	$250,000	$250,000
Unsecured revolving credit facility	-	-
Secured revolving credit facility	-	-
Secured term loan	8,200	-
Debt premium	913	1,031
Debt issuance costs	(4,046)	(4,558)

Debt obligations, net	$255,067	$246,473

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

Unsecured Revolving Credit Facility. During February 2016, the Company amended and restated its then-existing senior unsecured revolving credit facility to, among other things, increase the total amount available thereunder and extend the term of the agreement to February 9, 2020. The amended and restated revolving credit facility (the “Unsecured Revolving Credit Facility”) provides for a revolving line of credit of up to $115.0 million, of which up to $75.0 million may be used for letters of credit. The commitment under the Unsecured Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. The Company has never borrowed under the Unsecured Revolving Credit Facility or its predecessor agreement. As of November 1, 2016, there were no limitations on the Company’s borrowing capacity under the Unsecured Revolving Credit Facility, thereby leaving the full amount available to us on such date.

Secured Revolving Credit Facility. During February 2013, WCI and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan agreement with a bank (as amended, restated, modified or supplemented from time to time in accordance with its terms, the “Secured Revolving Credit Facility”). The Secured Revolving Credit Facility is collateralized by: (i) a first mortgage on a parcel of land and related amenity facilities comprising the Pelican Preserve Town Center (the “Town Center”) in Fort Myers, Florida (net book value of $6.8 million as of September 30, 2016); (ii) $0.8 million of restricted cash; and (iii) the rights to certain fees and charges that the WCI Parties are to receive as the owners of the Town Center. On June 29, 2016, the Secured Revolving Credit Facility was amended and restated to, among other things: (i) increase the total amount available thereunder to $20.0 million; (ii) eliminate a contractual provision that limited the aggregate amount of letters of credit that could be issued; and (iii) extend the term of the agreement to February 28, 2019. During the remaining term of the Secured Revolving Credit Facility, the WCI Parties may borrow and repay advances up to $20.0 million. The WCI Parties also have the right to issue standby letters of credit up to the full amount available under the Secured Revolving Credit Facility; however, any outstanding letters of credit will correspondingly reduce the amount available to the WCI Parties for borrowing on a revolving basis. Effective June 29, 2016, any amounts borrowed under the Secured Revolving Credit Facility accrue interest, payable quarterly, at a rate equal to the 90-day London Interbank Offered Rate (“LIBOR”) plus 2.50%. Additionally, the WCI Parties are required to pay a recurring annual fee, a non-use fee based on the average unfunded portion of the loan and a letter of credit usage fee. The WCI Parties have never borrowed under the Secured Revolving Credit Facility; however, $1.6 million of letters of credit have been issued thereunder as of November 1, 2016, thereby limiting our borrowing capacity on such date to $18.4 million.

Secured Term Loan. On June 28, 2016, the Company completed the acquisition of certain undeveloped land in Viera, Florida. We plan to build an amenity-rich master-planned community with approximately 870 home sites at this location. In connection with the land acquisition, the seller provided financing in the form of an $8.2 million note payable that bears interest at a fixed rate of 4.0% per annum. Principal payments of $2,050,000, plus accrued and unpaid interest, are due on each of July 15, 2018, 2019, 2020 and 2021. The note is secured by a first mortgage on a portion of the acquired property, improvements thereon and any related homebuilding construction. As of September 30, 2016, the aggregate book value of such collateral was $8.6 million. In connection with this land acquisition, we recorded a non-cash real estate inventory addition for the same amount as the note payable.

Other. As a result of the abovementioned changes to the Company’s credit facilities during the nine months ended September 30, 2016, we wrote off $0.2 million of net debt issuance costs during that period. Such charge has been included with interest expense in the accompanying unaudited consolidated statements of operations.

As of September 30, 2016, we were in compliance with all of the covenants contained in our debt agreements.

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

	September 30, 2016		December 31, 2015

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)

Senior Notes due 2021 (Note 7)	$246,867	$265,313	$246,473	$263,905
Community development district obligations (Note 6)	51,865	54,403	37,573	41,624
Secured term loan (Note 7)	8,200	8,200	-	-

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

The majority of our nonfinancial assets, which include real estate inventories, property and equipment and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain events occur, such that a nonfinancial asset is required to be evaluated for impairment, the resulting effect would be to record the nonfinancial asset at the lower of cost or fair value, determined primarily through the use of Level 3 inputs under the fair value hierarchy.

During the nine months ended September 30, 2016 and 2015, there were no nonfinancial assets written down to fair value as the result of an impairment charge. However, in the event that real estate market conditions or the Company’s operations were to deteriorate in the future, long-lived asset impairment charges may be necessary and they could be significant. We also continue to monitor the values of certain of our land and amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, such action may potentially lead to the recording of impairment charges on those assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(in thousands)

Federal	$4,554	$5,691	$13,202	$12,270
State	466	598	1,349	1,122

Income tax expense	$5,020	$6,289	$14,551	$13,392

After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended September 30, 2016 and 2015 were 36.5% and 38.2%, respectively. Our effective income tax rates during the nine months ended September 30, 2016 and 2015 were 37.0% and 34.3%, respectively. The effective income tax rates during each of the three and nine months ended September 30, 2016 were lower than the customary blended federal and state income tax rate primarily because of the domestic production activities deduction; however, such deduction had only a nominal effect on the 2015 income tax rates. The effective income tax rate during the nine months ended September 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the abovementioned regulations resulted in a $1.8 million reduction in our income tax expense during the nine months ended September 30, 2015 and a corresponding increase of $0.07 in our diluted earnings per share.

The Company had no unrecognized income tax benefits at either September 30, 2016 or December 31, 2015.

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

As of September 30, 2016, the Company had deferred tax assets of $85.9 million, net of valuation allowances. Our valuation allowances primarily related to (i) limitations under Section 382 (as described below) of the Code and similar state limitations for federal and Florida income and franchise tax purposes and (ii) net operating loss carryforwards generated by a non-consolidated tax entity that is in a cumulative loss position. Prospectively, we will continue to review the Company’s deferred tax assets and the related valuation allowances in accordance with ASC 740 on a quarterly basis.

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

During the three and nine months ended September 30, 2016, the Company recorded $7.7 million of merger expenses (see Note 1 for details regarding the Mergers). Consistent with ASC 805, Business Combinations, the most appropriate method of accounting for the tax effects of such expenses is to assess the tax consequences based on the circumstances that existed when the expenses were incurred and not to assume that the Mergers will ultimately be consummated. As such, the Company’s merger expenses were accounted for separately from the Mergers and treated as temporary differences. However, depending on the ultimate outcome of the Mergers, this tax treatment could change and may require recognition of a related tax provision impact at that time.

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

Standby letters of credit and surety bonds (performance and financial), issued by third-party entities, are used to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of September 30, 2016, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $64.1 million as of September 30, 2016, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of September 30, 2016 was $45.1 million, primarily based on development remaining to be completed.

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

As of September 30, 2016 and December 31, 2015, we maintained 51.0% ownership interests in each of (i) Pelican Landing Timeshare Ventures Limited Partnership (“Pelican Timeshare”), which operates multi-family timeshare units in Bonita Springs, Florida, and (ii) Pelican Landing Golf Resort Ventures Limited Partnership (“Pelican Golf”), which operates a public golf course, known as Raptor Bay Golf Club, in Bonita Springs. We have historically accounted for our investment in Pelican Timeshare under the equity method of accounting. Because such joint venture has incurred cumulative losses since 2010 and a return to profitability is not assured, we have discontinued applying the equity method for our share of its net losses and reduced the carrying value of our investment to zero. In the future, we may be required to make additional cash contributions to Pelican Timeshare to avoid the loss of some or all of our ownership interest. Moreover, although Pelican Timeshare does not have outstanding debt, the partners may agree to incur debt to fund operations in the future. We do not currently believe that our incremental cash requirements for Pelican Timeshare, if any, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Upon our adoption of ASU 2015-02 on January 1, 2016 (Note 1), we deconsolidated Pelican Golf and accounted for our investment in such joint venture under the equity method of accounting during the period from January 1, 2016 to September 30, 2016. On October 3, 2016, we acquired the 49% interest in Pelican Golf that we did not already own for $3.45 million, plus certain proration and other closing adjustments. As a result of this equity interest acquisition, Pelican Golf will be consolidated on the effective date of such acquisition and we will record a gain during the three months ending December 31, 2016 due to the re-measurement of our equity method investment to fair value immediately prior to the consolidation event.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(in thousands, except per share amounts)

Net income attributable to common shareholders of WCI Communities, Inc.	$8,752	$10,183	$24,808	$25,655

Basic weighted average shares outstanding	26,375	26,201	26,370	26,189
Dilutive securities: stock-based compensation arrangements	371	293	298	253

Diluted weighted average shares outstanding	26,746	26,494	26,668	26,442

Earnings per share of WCI Communities, Inc.:

Basic	$0.33	$0.39	$0.94	$0.98

Diluted	$0.33	$0.38	$0.93	$0.97

12.	Segment Reporting

As defined in ASC 280, Segment Reporting, our reportable segments are based on operating segments with similar economic characteristics and lines of business. Our reportable segments are Homebuilding, Real Estate Services and Amenities.

During each of the three and nine months ended September 30, 2016 and 2015, all of the revenues of our reportable segments were generated by our Florida operations. As of September 30, 2016 and December 31, 2015, all of the Company’s assets were located in the United States. Evaluation of segment performance is primarily based on operating earnings.

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

Each reportable segment follows the same accounting policies as those described in Note 1 to the audited consolidated financial statements in the 2015 Form 10-K. The financial position and operating results of our segments, which are included in the tables on the following page, are not necessarily indicative of the results and financial position that would have occurred had the segments been independent stand-alone entities during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(in thousands)
Revenues
Homebuilding	$156,617	$120,509	$398,414	$303,121
Real Estate Services	25,105	24,998	77,211	76,871
Amenities (1)	4,502	4,681	16,309	18,608

Total revenues	$186,224	$150,188	$491,934	$398,600

Operating earnings (losses)
Homebuilding	$21,097	$16,436	$44,938	$36,520
Real Estate Services	609	950	2,770	3,948
Amenities (1)	(834)	(1,371)	(1,757)	(1,413)
Merger expenses (2)	(7,674)	-	(7,674)	-
Interest expense	(228)	(200)	(840)	(658)
Other income, net (1) (3)	802	398	1,922	593

Income from operations before income taxes	$13,772	$16,213	$39,359	$38,990

(1)	During the three months ended September 30, 2015, the Amenities segment included $0.2 million of revenues and $0.5 million of operating losses that were attributable to the joint venture we deconsolidated on January 1, 2016 in accordance with the provisions of ASU 2015-02 (Note 1). The corresponding amounts for the nine months ended September 30, 2015 were $2.7 million of revenues and $0.1 million of operating losses. During the three months ended September 30, 2016, other income included $0.2 million of equity losses that related entirely to the abovementioned deconsolidated joint venture. During the nine months ended September 30, 2016, the joint venture’s operating results were effectively breakeven. See Note 10 for a discussion of certain events subsequent to September 30, 2016 in respect of this joint venture.
(2)	See Note 1 for a discussion of the Mergers and certain expenses related thereto.
(3)	During the three and nine months ended September 30, 2016, the Company received $0.8 million of net settlement proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program as a result of business disruption and damages suffered by its Real Estate Services segment during the Gulf of Mexico oil spill in 2010 and recognized such settlement amount as other income.

	September 30, 2016	December 31, 2015

	(in thousands)
Assets
Homebuilding	$697,337	$563,898
Real Estate Services	18,370	16,164
Amenities (1)	37,226	47,304
Corporate and unallocated (2)	176,998	234,270

Total assets	$929,931	$861,636

(1)	As of December 31, 2015, the Amenities segment included $4.2 million of assets that were attributable to the abovementioned deconsolidated joint venture.
(2)	Corporate and unallocated primarily consists of cash and cash equivalents, deferred tax assets, investments in unconsolidated joint ventures and other corporate items that are not otherwise allocated to an individual reporting segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Merger with Lennar Corporation

On September 22, 2016, WCI Communities, Inc. (“WCI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lennar Corporation, a Delaware corporation (“Lennar”), Marlin Blue LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Lennar (“LLC Sub”), and Marlin Green Corp., a Delaware corporation and direct, wholly-owned subsidiary of Lennar (“Corporate Sub” and, together with LLC Sub, “Merger Subs”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Corporate Sub will be merged with and into WCI (the “Initial Merger”), with WCI surviving the Initial Merger as a direct, wholly-owned subsidiary of Lennar (the “Initial Surviving Entity”), and that immediately thereafter, subject to certain conditions, the Initial Surviving Entity will be merged with and into LLC Sub (the “Subsequent Merger” and, together or in seriatim with the Initial Merger, as appropriate, the “Mergers”), with LLC Sub surviving the Subsequent Merger as a direct, wholly-owned subsidiary of Lennar. Therefore, as a result of the consummation of the Initial Merger, WCI will cease to be a publicly traded company. At the effective time of the Initial Merger, each issued and outstanding share of WCI common stock (other than: (i) shares owned by WCI, Lennar or the Merger Subs; (ii) shares held by WCI’s shareholders who have demanded appraisal rights in accordance with the Delaware General Corporation Law; and (iii) shares of restricted stock granted under WCI’s stock-based compensation plans) will be automatically converted into the right to receive (i) $11.75 in cash and (ii) a fraction of a share of Lennar’s Class A common stock with a value of $11.75 based on the average volume weighted average price of such stock on the New York Stock Exchange (the “NYSE”) over each of the ten trading days immediately preceding the closing of the Initial Merger (collectively, the “Merger Consideration”). Under the terms of the Merger Agreement and subject to certain restrictions, Lennar may elect to pay a greater proportion of the Merger Consideration in cash (up to the full amount of the Merger Consideration of $23.50 per share for each share of WCI common stock share that is converted). No fractional shares of Lennar’s common stock will be issued in the Mergers and, as such, holders of shares of WCI’s common stock will receive cash in lieu of any such fractional shares. All outstanding equity awards granted under WCI’s stock-based compensation plans will, upon completion of the Initial Merger and with certain limited exceptions, become, or be terminated immediately prior to the effective time of the Initial Merger in exchange for, a right to receive at the effective time of the Initial Merger no less than $23.50 in cash per share underlying such equity award.

WCI’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and it has agreed to recommend that WCI’s shareholders vote in favor of adopting the Merger Agreement, subject to certain exceptions. The closing of the Initial Merger is subject to the approval of the Merger Agreement by an affirmative vote of at least a majority of the outstanding shares of common stock of WCI entitled to vote thereon. The closing of the Initial Merger is also subject to various customary conditions, including, among other things: (i) the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement; (ii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications); (iii) compliance with the covenants and agreements in the Merger Agreement in all material respects; and (iv) except in the event that the Merger Consideration is comprised entirely of cash, the effectiveness of certain filings by Lennar with the Securities and Exchange Commission, the NYSE’s approval of the shares of Lennar for listing and receipt of an opinion from legal counsel regarding the intended tax treatment of the Mergers. Although we can provide no assurances, the Mergers are expected to close in December 2016 or January 2017.

See Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the Mergers and the Merger Agreement.

Overview

During the nine months ended September 30, 2016, we continued to benefit from the positive, albeit slower, momentum in the Florida housing market that has largely been driven by reasonable home affordability, low levels of home inventory, historically low mortgage interest rates and favorable demographics. During 2016, we generated year-over-year improvement in our home deliveries and customer traffic as we continued to ramp up the scale of our homebuilding operations and added to our actively selling neighborhoods; however, new orders were down during 2016 when compared to the prior year. Several factors, including recent global economic concerns and stock market volatility, may impact homebuyer confidence levels and ultimately our results from quarter to quarter, including new orders and average sales prices. Notwithstanding the recent unevenness in our markets, we continue to remain optimistic regarding the longer term trends for the Florida housing market and we believe that we are well-positioned to take advantage of the expected opportunities.

We continue to capitalize on the Florida housing market by differentiating ourselves from our competition by offering luxury lifestyle communities and award-winning homes in most of coastal Florida’s highest growth markets. The move-up, second-home and active adult buyers that we target continue to exhibit favorable demographic trends and financial stability. Moreover, the Florida economy and housing market have been demonstrating positive trends in recent years in respect of: (i) population growth; (ii) job growth; (iii) household growth; (iv) growth of building permits in comparison to national levels; and (v) new and resale markets for single- and multi-family homes. Overall, our positive operating results and capital markets activity have strengthened our financial position, which was demonstrated by improvements in most of our key financial and operating metrics. We believe that our balance sheet position at September 30, 2016 and our significant liquidity will allow us to take advantage of the current Florida economy and housing market through the increasing scale of our existing land holdings and future acquisitions.

As of September 30, 2016, we owned or controlled 14,011 home sites of which 9,342 were owned and 4,669 were controlled by us. Outstanding land purchase contracts as of November 1, 2016 totaled approximately 4,700 home sites in 26 planned neighborhoods, situated in nine master-planned communities throughout Florida, for an aggregate purchase price of $116.4 million. Deposits related to those outstanding purchase contracts consisted of $5.3 million that are non-refundable and $0.8 million that are refundable due to being in the early stages of our various inspection periods. There can be no assurances that we will acquire any of the land under contract on the terms or within the timing anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

On February 9, 2016, our $75.0 million unsecured revolving credit facility that was due to expire during August 2017 was amended and restated (the “Unsecured Revolving Credit Facility”) to, among other things, increase the total amount available thereunder to $115.0 million and extend the term of the agreement to February 9, 2020. Additionally, effective February 9, 2016, the borrowing base calculation, which establishes the actual amount available to the Company for borrowing on a specific date, was modified to begin including certain of our tower construction project costs in the determination of the Company’s borrowing capacity. As of November 1, 2016, there were no limitations on the Company’s borrowing capacity under the Unsecured Revolving Credit Facility, leaving the full amount of the line of credit available to us on such date.

Summary Company Operating Results

We continued to deliver solid operating and financial performance during the three months ended September 30, 2016, including an increase in total revenues to $186.2 million, or 24.0%, compared to $150.2 million during the three months ended September 30, 2015. Such increase was primarily due to a 30.0% improvement in our Homebuilding segment revenues, which was driven by a 33.7% increase in home deliveries, partially offset by a decrease in the average selling price per home delivered. Year-over-year revenues from our Real Estate Services segment were effectively flat; however, our Amenities segment revenues declined 4.3%. Consolidated gross margin during the three months ended September 30, 2016 and 2015 was $40.9 million and $32.0 million, respectively. The 2016 gross margin increase of $8.9 million included improvement of $8.6 million in our Homebuilding segment, which was primarily due to an increase in homes delivered, partially offset by (i) gross margin erosion of 70 basis points and (ii) a 1.7% decline in average selling price per home delivered. Year-over-year gross margin from our Real Estate Services segment declined $0.3 million and our Amenities segment gross margin improved $0.6 million. The year-over-year comparability of our Amenities revenues and gross margin was affected by the deconsolidation of one of our joint ventures in accordance with the provisions of Accounting Standards Update 2015-02, which is discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Our income from operations before income taxes was $13.8 million and $16.2 million during the three months ended September 30, 2016 and 2015, respectively, a decrease of $2.4 million, or 14.8%. This year-over-year decline in operating results was primarily due to (i) merger expenses totaling $7.7 million during 2016 in connection with the Mergers and (ii) an increase in certain selling, general and administrative expenses, including compensation, commissions from more homes delivered and direct marketing and sales office expenses as a result of our increased neighborhood count, partially offset by the abovementioned net improvements in consolidated gross margin and an increase in our other income.

Net income attributable to common shareholders of WCI Communities, Inc. was $8.8 million and $10.2 million during the three months ended September 30, 2016 and 2015, respectively. The year-over-year decrease was primarily due to certain factors impacting our operations, which are described in the immediately preceding paragraph, partially offset by a reduction in income tax expense of $1.3 million during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015.

As of September 30, 2016, our cash and cash equivalents were $79.0 million, a decrease of $56.3 million from $135.3 million as of December 31, 2015. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the nine months ended September 30, 2016. The net increase in our real estate inventories of $99.8 million during 2016 was primarily due to land acquisitions, land development and home and tower construction spending within our communities, partially offset by homebuilding cost of sales. As of September 30, 2016, our debt to capital and net debt to net capitalization were 33.7% and 26.4%, respectively. See below under “Non-GAAP Measures” for additional information about our net debt to net capitalization measure, including a reconciliation to debt to capital.

Based on data released by Florida Realtors®, demand trends continued to moderate throughout Florida as home closings during the third quarter of 2016 were down slightly when compared to the corresponding prior year quarter. While the Florida market remains comparatively strong when compared to recent years, we expect there to be some volatility within the Florida housing market from quarter to quarter, although we believe that the overall long-term positive trends remain intact. Partially due to some unevenness in our markets during the three months ended September 30, 2016, our new orders declined to 233 homes during that period, or 15.9%, from 277 homes during the three months ended September 30, 2015. As of September 30, 2016, the value of our backlog was $246.7 million, a decrease of $53.8 million, or 17.9%, from $300.5 million as of September 30, 2015. We had 474 units in backlog as of September 30, 2016, which represented a decline of 26.6% from 646 units as of September 30, 2015. The decrease in the value of our backlog as of September 30, 2016 was primarily due to our high volume of home deliveries during the three months ended September 30, 2016, partially offset by five tower units added to our backlog subsequent to September 30, 2015 that had an aggregate contract value of $9.2 million, or an average selling price per unit of $1,840,000. The decline in backlog units was generally attributable to home deliveries outpacing new orders. The average selling price of our backlog units as of September 30, 2016 increased to $520,000, or 11.8%, from $465,000 as of September 30, 2015. Such increase was primarily due to (i) a change in the mix of our backlog to a greater percentage of high-priced homes in our second-home customer segment and (ii) our incremental tower units. During the three months ended September 30, 2016, our cancellation rate as a percent of gross new orders was 7.9% and our all-cash buyers as a percent of total homebuyers was approximately 44%. As of September 30, 2016, our average customer deposit as a percent of a home’s selling price in our backlog was 14.6%. Our low cancellation rate, high customer deposit percentage and historically high percentage of all-cash buyers reflect a high quality backlog given our move-up, second-home and active adult buyers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)

Homebuilding gross margin	$41,097	$32,460	$101,329	$81,848
Less: gross margin from land and home sites	-	353	(131)	353

Gross margin from homes delivered	41,097	32,107	101,460	81,495
Add: capitalized interest in cost of sales	3,675	3,061	10,066	7,425

Adjusted gross margin from homes delivered	$44,772	$35,168	$111,526	$88,920

Gross margin from homes delivered as a percent of revenues from homes delivered	26.2%	26.9%	25.5%	27.0%

Adjusted gross margin from homes delivered as a percent of revenues from homes delivered	28.6%	29.5%	28.0%	29.5%

EBITDA and Adjusted EBITDA

Adjusted EBITDA measures performance by adjusting net income (loss) attributable to common shareholders of WCI Communities, Inc. to exclude, if any, interest expense, capitalized interest in cost of sales, income taxes, depreciation (‘‘EBITDA’’), income (loss) from discontinued operations, other income, stock-based compensation expense, merger expenses, asset impairments and expenses related to early repayment of debt. We believe that the presentation of Adjusted EBITDA provides useful information to shareholders, investors and other interested parties regarding our results of operations because it assists those parties and us when analyzing and benchmarking the performance and value of our business. We also believe that Adjusted EBITDA is useful as a measure of comparative operating performance from period to period and among companies in the homebuilding industry as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Furthermore, Adjusted EBITDA eliminates the effects of our capital structure (such as interest expense), asset base (primarily depreciation), items outside of our control (primarily income taxes) and the volatility related to the timing and extent of non-operating activities (such as merger expenses, discontinued operations and asset impairments). Accordingly, we believe that this measure is useful for comparing general operating performance from period to period. Other companies in our industry may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable. Although we use EBITDA and Adjusted EBITDA as financial measures to assess the performance of our business, the use of such EBITDA-based measures is limited because they do not include certain material costs, such as interest and income taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as substitutes for, net income (loss) in accordance with GAAP as a measure of our performance. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)

Net income attributable to common shareholders of WCI Communities, Inc.	$8,752	$10,183	$24,808	$25,655
Interest expense	228	200	840	658
Capitalized interest in cost of sales (1)	3,675	3,061	10,066	7,425
Income tax expense	5,020	6,289	14,551	13,392
Depreciation	625	767	1,852	2,234

EBITDA	18,300	20,500	52,117	49,364
Other income, net	(802)	(398)	(1,922)	(593)
Stock-based compensation expense (2)	1,445	1,079	4,125	3,156
Merger expenses (3)	7,674	-	7,674	-

Adjusted EBITDA	$26,617	$21,181	$61,994	$51,927

Adjusted EBITDA margin	14.3%	14.1%	12.6%	13.0%

(1)	Represents capitalized interest expensed in cost of sales on home deliveries and land and home site sales.
(2)	Represents the expense recorded in the Company’s unaudited consolidated statements of operations related to its stock-based compensation plans.
(3)	Represents expenses pertaining to the Mergers. See Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of the Mergers and certain expenses related thereto.

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

	September 30,	December 31,
	2016	2015

	($ in thousands)

Debt obligations, net	$255,067	$246,473
Total equity	500,749	473,767

Total capital	$755,816	$720,240

Debt to capital (1)	33.7%	34.2%

Debt obligations, net	$255,067	$246,473
Unamortized debt premium	(913)	(1,031)
Unamortized debt issuance costs	4,046	4,558

Principal amount of outstanding debt	258,200	250,000
Less: cash and cash equivalents	78,989	135,308

Net debt	179,211	114,692
Total equity	500,749	473,767

Net capitalization	$679,960	$588,459

Net debt to net capitalization (2)	26.4%	19.5%

(1)	Debt to capital is computed by dividing the net carrying value of our debt obligations, as reported on our consolidated balance sheets, by total capital as calculated above.
(2)	Net debt to net capitalization is computed by dividing net debt by net capitalization.

Consolidated Results of Operations

WCI Communities, Inc.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Homebuilding	$156,617	$120,509	$398,414	$303,121
Real estate services	25,105	24,998	77,211	76,871
Amenities	4,502	4,681	16,309	18,608

Total revenues	186,224	150,188	491,934	398,600

Cost of Sales
Homebuilding	115,520	88,049	297,085	221,273
Real estate services	24,496	24,048	74,441	72,923
Amenities	5,336	6,052	18,066	20,021

Total cost of sales	145,352	118,149	389,592	314,217

Gross margin	40,872	32,039	102,342	84,383

Selling, general and administrative expenses	20,000	16,024	56,391	45,328
Merger expenses	7,674	-	7,674	-
Interest expense	228	200	840	658
Other income, net	(802)	(398)	(1,922)	(593)

	27,100	15,826	62,983	45,393

Income from operations before income taxes	13,772	16,213	39,359	38,990
Income tax expense	5,020	6,289	14,551	13,392

Net income	8,752	9,924	24,808	25,598
Net loss attributable to noncontrolling interests	-	259	-	57

Net income attributable to common shareholders of WCI Communities, Inc.	$8,752	$10,183	$24,808	$25,655

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Homebuilding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Homebuilding revenues	$156,617	$120,509	$398,414	$303,121
Homes delivered	156,617	119,309	398,414	301,921
Land and home sites	-	1,200	-	1,200
Homebuilding gross margin	41,097	32,460	101,329	81,848
Homebuilding gross margin percentage	26.2%	26.9%	25.4%	27.0%
Homes delivered (units)	345	258	906	639
Average selling price per home delivered	$454	$462	$440	$472
New orders for homes (units) (1) (2)	233	277	811	893
Contract values of new orders (1) (2)	$96,388	$124,760	$371,958	$394,205
Average selling price per new order (1) (2)	414	450	459	441
Cancellation rate (3)	7.9%	5.8%	6.8%	7.0%
Backlog (units) (4)	474	646	474	646
Backlog contract values (4)	$246,674	$300,496	$246,674	$300,496
Average selling price in backlog (4)	520	465	520	465
Active selling neighborhoods at period-end	55	44	55	44

(1)	New orders represent orders for homes, including the amount (in units) and contract values, net of any cancellations, during the reporting period.
(2)	We are currently constructing a 75-unit luxury high-rise tower in Bonita Springs, Florida. Our new orders during the nine months ended September 30, 2016 included four homes (tower units) with an aggregate contract value of $5.6 million, or an average selling price per unit of $1,400,000. There was no similar tower activity during the three months ended September 30, 2016. During each of the three and nine months ended September 30, 2015, our new orders included 12 homes (tower units) with an aggregate contract value of $19.6 million, or an average selling price per unit of $1,635,000.
(3)	Represents the number of orders canceled during the period divided by the number of gross orders executed during such period (excludes cancellations and gross orders related to customer home site transfers).
(4)	Backlog only includes orders for homes at the end of the reporting period that have a binding sales agreement signed by both the homebuyer and us where the home has yet to be delivered to the homebuyer. As of September 30, 2016, the backlog amounts attributable to our high-rise tower in Bonita Springs, Florida consisted of 17 homes (tower units) with an aggregate contract value of $29.2 million, or an average selling price per unit of $1,718,000. As of September 30, 2015, the corresponding amounts were 12 homes (tower units) with an aggregate contract value of $19.6 million, or an average selling price per unit of $1,635,000.

Total homebuilding revenues during the three months ended September 30, 2016 were $156.6 million, an increase of $36.1 million, or 30.0%, from $120.5 million during the three months ended September 30, 2015. Such increase was primarily due to an increase in homes delivered, partially offset by a decrease in the average selling price per home delivered. We delivered 345 homes during the three months ended September 30, 2016, an increase of 87 units, or 33.7%, from the 258 homes delivered during the three months ended September 30, 2015. The increase in home deliveries during the three months ended September 30, 2016 was primarily due to: (i) the continued ramp-up of our homebuilding operations; (ii) new home demand from homebuyers who required a home within a short timeframe, which demand was met with deliveries from our inventory of speculative homes; and (iii) more of our neighborhoods delivering homes during the 2016 period when compared to the corresponding 2015 period. The average selling price per home delivered during the three months ended September 30, 2016 was $454,000, a decline of $8,000, or 1.7%, from $462,000 during the three months ended September 30, 2015. Such decline in average selling price was primarily due to a shift in our delivery mix to a greater percentage of homes delivered from the lower-priced active adult customer segment.

Total homebuilding revenues during the nine months ended September 30, 2016 were $398.4 million, an increase of $95.3 million, or 31.4%, from $303.1 million during the nine months ended September 30, 2015. Such increase was primarily due to an increase in homes delivered, partially offset by a decrease in the average selling price per home delivered. We delivered 906 homes during the nine months ended September 30, 2016, an increase of 267 units, or 41.8%, from the 639 homes delivered during the nine months ended September 30, 2015. The increase in home deliveries during the nine months ended September 30, 2016 was primarily due to: (i) the continued ramp-up of our homebuilding operations; (ii) a larger backlog at December 31, 2015 when compared to the backlog at December 31, 2014; and (iii) more of our neighborhoods delivering homes during the 2016 period when compared to the corresponding 2015 period. The average selling price per home delivered during the nine months ended September 30, 2016 was $440,000, a decline of $32,000, or 6.8%, from $472,000 during the nine months ended September 30, 2015. Such decline in average selling price was primarily due to a shift in our delivery mix to a greater percentage of homes delivered from the lower-priced active adult customer segment.

Homebuilding gross margin during the three months ended September 30, 2016 was $41.1 million, an increase of $8.6 million from $32.5 million during the three months ended September 30, 2015. Homebuilding gross margin as a percent of revenues decreased to 26.2% during the three months ended September 30, 2016 from 26.9% during the three months ended September 30, 2015. Such decrease was primarily due to an increase of 220 basis points in our home site cost of sales as a percent of homes delivered revenues. Favorable trends in our construction costs as a percent of homebuilding revenues partially offset the decrease in our gross margin percentage during the three months ended September 30, 2016. Home site cost of sales as a percent of homes delivered revenues was impacted by a higher percentage of homes delivered during the three months ended September 30, 2016 that were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting (as discussed below).

Homebuilding gross margin during the nine months ended September 30, 2016 was $101.3 million, an increase of $19.5 million from $81.8 million during the nine months ended September 30, 2015. Homebuilding gross margin as a percent of revenues decreased to 25.4% during the nine months ended September 30, 2016 from 27.0% during the nine months ended September 30, 2015. Such decrease was primarily due to (i) an increase of 250 basis points in our home site cost of sales as a percent of homes delivered revenues and (ii) unfavorable warranty experience (see Note 5 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q). Favorable trends in our construction costs as a percent of homebuilding revenues partially offset the decrease in our gross margin percentage during the nine months ended September 30, 2016. Home site cost of sales as a percent of homes delivered revenues was impacted by a higher percentage of homes delivered during the nine months ended September 30, 2016 that were built on land from recent acquisitions, which do not benefit from low book values related to fresh start accounting.

Our homebuilding cost of sales and, therefore, our homebuilding gross margins during each of the three and nine months ended September 30, 2016 and 2015 were favorably impacted by the low book value of a portion of our land, which was reset to fair value during September 2009 in accordance with fresh start accounting requirements upon our emergence from bankruptcy at that time. During the three and nine months ended September 30, 2016, approximately 42% and 45%, respectively, of our home deliveries came from communities that we owned in September 2009, compared to approximately 62% and 67% of our home deliveries during the three and nine months ended September 30, 2015, respectively. The favorable impact of fresh start accounting contributed to a home site cost of sales as a percent of homes delivered revenues of 19.8% and 17.6% during the three months ended September 30, 2016 and 2015, respectively. The corresponding percentages were 19.8% and 17.3% during the nine months ended September 30, 2016 and 2015, respectively. Fluctuations of the home site cost of sales percentage were primarily due to shifting product mix. Generally, we expect that homes delivered from communities we owned in September 2009 will have a gross margin percentage approximately 5% to 10% higher than homes delivered from our more recent land acquisitions.

As of September 30, 2016, we owned 3,636 home sites that benefited from being reset to fair value during September 2009, which represented 26.0% of our total number of owned or controlled home sites on such date. Due to the longer duration of our master-planned communities, we expect to continue to benefit from our favorable land book value for at least the next several years. However, based on the prices of land that we have purchased more recently and as we acquire and develop land in the future at then-current market prices, we anticipate that the favorable impact of our low book value land on our homebuilding gross margin will continue to lessen in the future.

During the three months ended September 30, 2016, we generated 233 new orders, a decrease of 44 orders, or 15.9%, from 277 new orders during the three months ended September 30, 2015, which was reflective of moderated demand trends throughout our Florida markets in 2016. Moreover, although we increased our active selling neighborhood count from 44 at September 30, 2015 to 55 at September 30, 2016, several of our new 2016 communities opened after the traditional selling season without completed and furnished model homes and, as such, they had only recorded a minimal number of new orders. Additionally, several of our active selling neighborhoods were nearing sell-out in 2016 and had only limited homes available for sale. Contract values of new orders during the three months ended September 30, 2016 were $96.4 million, a decrease of $28.4 million, or 22.8%, from $124.8 million during the three months ended September 30, 2015. Such decrease in contract value was primarily due to the abovementioned decline in new orders during 2016, including new order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida, and a reduction in the average selling price per new order. During the three months ended September 30, 2016, the average selling price per new order decreased to $414,000 from $450,000 during the three months ended September 30, 2015, or 8.0%, which was primarily due to the year-over-year decline in our new orders for tower units, partially offset by strategic price increases in certain of our neighborhoods and a shift in our sales mix to a greater percentage of higher-priced homes for second-home buyers.

During the nine months ended September 30, 2016, we generated 811 new orders, a decrease of 82 orders, or 9.2%, from 893 new orders during the nine months ended September 30, 2015, which was reflective of moderated demand trends throughout our Florida markets in 2016. Moreover, although we increased our active selling neighborhood count from 44 at September 30, 2015 to 55 at September 30, 2016, several of our new 2016 communities opened after the traditional selling season without completed and furnished model homes and, as such, they had only recorded a minimal number of new orders. Additionally, several of our active selling neighborhoods were nearing sell-out in 2016 and had only limited homes available for sale. Contract values of new orders during the nine months ended September 30, 2016 were $372.0 million, a decrease of $22.2 million, or 5.6%, from $394.2 million during the nine months ended September 30, 2015. Such reduction in contract value was primarily due to the abovementioned decline in new orders during 2016, including new order activity at the luxury high-rise tower that we are constructing in Bonita Springs, Florida, partially offset by an increase in the average selling price per new order. During the nine months ended September 30, 2016, the average selling price per new order increased to $459,000 from $441,000 during the nine months ended September 30, 2015, or 4.1%, which was primarily due to (i) strategic price increases in certain of our neighborhoods and (ii) a shift in our sales mix to a greater percentage of higher-priced homes for second-home buyers, partially offset by the year-over-year decline in our new orders for tower units.

Our backlog contract value as of September 30, 2016 was $246.7 million, a decrease of $53.8 million, or 17.9%, from $300.5 million as of September 30, 2015. We had 474 units in backlog as of September 30, 2016, a reduction of 172 units, or 26.6%, from 646 units as of September 30, 2015. The decline in each of the value of our backlog and our backlog units was generally attributable to home deliveries outpacing new orders, partially offset by five incremental tower backlog units that had an aggregate contract value of $9.2 million, or an average selling price per unit of $1,840,000. The average selling price of our backlog units as of September 30, 2016 increased to $520,000, or 11.8%, from $465,000 as of September 30, 2015. Such increase was primarily due to (i) a change in the mix of our backlog to a greater percentage of high-priced homes in our second-home customer segment and (ii) our incremental tower units.

Real Estate Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)
Real estate services revenues	$25,105	$24,998	$77,211	$76,871
Real estate brokerage	23,552	23,684	72,863	73,085
Title services	1,553	1,314	4,348	3,786
Real estate services gross margin	609	950	2,770	3,948
Real estate services gross margin percentage	2.4%	3.8%	3.6%	5.1%
Real estate brokerage closed home sales transactions	2,349	2,373	7,158	7,438
Real estate brokerage average home sale selling price	$319	$324	$329	$320
Title services closing transactions	745	726	2,197	2,181

Real estate services revenues during the three months ended September 30, 2016 were $25.1 million, an increase of $0.1 million, or 0.4%, from $25.0 million during the three months ended September 30, 2015. Such improvement was primarily due to our title services revenues, which increased $0.2 million, or 18.2%, during the three months ended September 30, 2016, principally as a result of: (i) a favorable change in the mix of our business and the resulting higher insurance premiums and settlement fees that were earned on comparatively more higher-priced home sales transactions during the 2016 three month period; (ii) a general increase in settlement fees; and (iii) a 2.6% increase in closing transactions. During the three months ended September 30, 2016, there was a decline of $0.1 million, or 0.6%, in our real estate brokerage revenues that resulted from decreases in closed home sales transactions and average home sale selling price of 1.0% and 1.5%, respectively, partially offset by incremental revenues from an increase in the commission rates that we charge. Both the decrease in closed home sales and average home sale selling price trended in the same general direction as the broader housing markets where we operate and were affected by a shift in the geographic mix of our business. During the three months ended September 30, 2016, our revenues and closed home sales transactions included the results from real estate brokerage offices that we acquired during February 2016 and May 2016.

Real estate services revenues during the nine months ended September 30, 2016 were $77.2 million, an increase of approximately $0.3 million, or 0.4%, from $76.9 million during the nine months ended September 30, 2015. Such improvement was primarily due to our title services revenues, which increased $0.6 million, or 14.8%, during the nine months ended September 30, 2016, principally as a result of: (i) a favorable change in the mix of our business and the resulting higher insurance premiums and settlement fees that were earned on comparatively more higher-priced home sales transactions during the 2016 nine month period; (ii) a general increase in settlement fees; and (iii) a 0.7% increase in closing transactions. During the nine months ended September 30, 2016, there was a decline of $0.2 million, or 0.3%, in real estate brokerage revenues that resulted from a 3.8% reduction in closed home sales transactions, partially offset by a 2.8% increase in average home sale selling price and incremental revenues from an increase in the commission rates that we charge. Both the decrease in closed home sales and the increase in average home sale selling price trended in the same general direction as the broader housing markets where we operate and were affected by a shift in the geographic mix of our business. During the nine months ended September 30, 2016, our revenues and closed home sales transactions included the results from real estate brokerage offices that we acquired during February 2016 and May 2016.

Real estate services gross margin during the three months ended September 30, 2016 was $0.6 million, a decrease of $0.3 million, or 33.3%, from $0.9 million during the three months ended September 30, 2015. Such decrease was primarily due to (i) incremental costs associated with certain real estate brokerage offices that we acquired during February 2016 and May 2016 and (ii) an increase in brokerage commissions and other variable costs, partially offset by the contribution from higher 2016 title services revenues. These items also contributed to the 2016 net decline in the real estate services gross margin percentage. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 76.9% during the three months ended September 30, 2016, an increase of 70 basis points from 76.2% during the three months ended September 30, 2015. This increase was primarily due to higher average commission splits being paid to our agents during 2016, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2015. Additionally, the mix of sales transactions and differing commission splits in the various geographic markets that we serve contributed to the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during the three months ended September 30, 2016.

Real estate services gross margin during the nine months ended September 30, 2016 was $2.8 million, a decrease of $1.1 million, or 28.2%, from $3.9 million during the nine months ended September 30, 2015. Such decrease was primarily due to (i) incremental costs associated with certain real estate brokerage offices that we acquired during February 2016 and May 2016 and (ii) an increase in brokerage commissions and other variable costs, partially offset by the contribution from higher 2016 title services revenues. These items also contributed to the 2016 net decline in the real estate services gross margin percentage. Real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues were 76.2% during the nine months ended September 30, 2016, an increase of 60 basis points from 75.6% during the nine months ended September 30, 2015. This increase was primarily due to higher average commission splits being paid to our agents during 2016, which was a result of our top performers generating a greater percentage of home sales transactions and certain other increases in commission splits that took effect during 2015. Additionally, the mix of sales transactions and differing commission splits in the various geographic markets that we serve contributed to the increase in real estate brokerage commissions and other variable costs as a percent of real estate brokerage revenues during the nine months ended September 30, 2016.

Amenities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)
Revenues	$4,502	$4,681	$16,309	$18,608
Membership dues and sales	3,096	2,861	9,472	8,820
Club operations	1,406	1,820	6,837	9,788
Amenities gross margin	(834)	(1,371)	(1,757)	(1,413)

Our Amenities segment derives revenues primarily from the sale of equity and nonequity memberships, the sale and lease of marina slips, membership dues, and golf and restaurant operations. Effective January 1, 2016, we deconsolidated one of our joint ventures in accordance with the provisions of Accounting Standards Update 2015-02, which is discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. The results for such joint venture continue to be reported under our Amenities segment during each of the three and nine months ended September 30, 2015.

Amenities revenues during the three months ended September 30, 2016 were $4.5 million, a decrease of $0.2 million, or 4.3%, from $4.7 million during the three months ended September 30, 2015. Amenities revenues during the three months ended September 30, 2015 included $0.2 million that was attributable to the abovementioned deconsolidated joint venture. Revenues from membership dues and sales during the three months ended September 30, 2016 were $3.1 million, compared to $2.9 million during the three months ended September 30, 2015, an increase of $0.2 million, or 6.9%. Club operations revenues were $1.4 million during the three months ended September 30, 2016, compared to $1.8 million during the three months ended September 30, 2015, a decrease of $0.4 million, or 22.2%. As of September 30, 2016, our membership base had grown by approximately 8% from September 30, 2015. Such membership growth typically results in more dues, food and beverage, fitness and other revenues being generated at our clubs; however, our club operations revenues declined during the three months ended September 30, 2016 primarily due to our golf operations. There were major repairs, maintenance and upgrades performed at two of our clubs during such 2016 period, resulting in course closures and lost revenues. The growth in the membership base was driven by both new members from the sale of memberships and new members resulting from home deliveries in a community with bundled amenities for which we do not charge an initiation fee.

Amenities revenues during the nine months ended September 30, 2016 were $16.3 million, a decrease of $2.3 million, or 12.4%, from $18.6 million during the nine months ended September 30, 2015. Amenities revenues during the nine months ended September 30, 2015 included $2.7 million that was attributable to the abovementioned deconsolidated joint venture. Revenues from membership dues and sales during the nine months ended September 30, 2016 were $9.5 million, compared to $8.8 million during the nine months ended September 30, 2015, an increase of $0.7 million, or 8.0%. Club operations revenues were $6.8 million during the nine months ended September 30, 2016, compared to $9.8 million during the nine months ended September 30, 2015, a decrease of $3.0 million, or 30.6%. Notwithstanding the abovementioned 8% increase in our membership base, our club operations revenues declined during the nine months ended September 30, 2016 primarily due to our golf operations. In addition to major repairs, maintenance and upgrades at two of our clubs that resulted in course closures and lost revenues, weather-related closings at certain of our golf courses during the first quarter of 2016 hampered our ability to generate additional revenues.

Amenities gross margin during the three months ended September 30, 2016 was ($0.8) million, representing an improvement of $0.6 million when compared to ($1.4) million during the three months ended September 30, 2015. Amenities gross margin during the three months ended September 30, 2015 included ($0.5) million that was attributable to the abovementioned deconsolidated joint venture. The residual gross margin improvement during 2016 was primarily due to (i) operating efficiencies at certain of our clubs and (ii) lower compensation costs and other operating expenses at the abovementioned golf courses and their related clubhouses during the pendency of the ongoing major repairs, maintenance and upgrades.

Amenities gross margin during the nine months ended September 30, 2016 was ($1.8) million, representing a decline of $0.4 million when compared to ($1.4) million during the nine months ended September 30, 2015. Amenities gross margin during the nine months ended September 30, 2015 included ($0.1) million that was attributable to the abovementioned deconsolidated joint venture. The overall decline in the Amenities gross margin during the nine months ended September 30, 2016 was primarily a result of the abovementioned closures of certain golf courses due to weather-related disruptions and the ongoing major repairs, maintenance and upgrades, which also adversely affected the operations of the related clubhouses, partially offset by operating efficiencies at certain of our clubs.

Asset Impairments

During each of the three and nine months ended September 30, 2016 and 2015, we did not record any impairments of our real estate inventories or other long-lived assets because (i) those assets classified as held and used had undiscounted cash flows in excess of their carrying values and (ii) those assets meeting the criteria as held for sale, if any, had fair values in excess of their carrying values. We continue to monitor the values of certain of our land and Amenities assets to determine whether to hold them for future development or sell them at current market prices. If we choose to market any of our assets for sale, that action may potentially lead to the recording of an impairment charge for the affected asset.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $20.0 million during the three months ended September 30, 2016, an increase of $4.0 million, or 25.0%, from $16.0 million during the three months ended September 30, 2015. Sales and marketing expenses, which pertain to our homebuilding operations and are comprised of commissions paid to our licensed in-house sales personnel and independent third-party real estate brokers, direct marketing expenses and sales office expenses, increased $2.4 million, or 32.9%, to $9.7 million during the three months ended September 30, 2016, compared to $7.3 million during the three months ended September 30, 2015. This change was primarily due to higher commissions, which were directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense was 4.1% and 3.8% during the three months ended September 30, 2016 and 2015, respectively. General and administrative expenses increased $1.6 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to (i) additional compensation expense supporting our growing operations and (ii) increases in our incentive-based compensation expense and stock-based compensation expense. As a percent of homebuilding revenues, SG&A expenses declined to 12.8% during the three months ended September 30, 2016 from 13.3% during the three months ended September 30, 2015.

SG&A expenses were $56.4 million during the nine months ended September 30, 2016, an increase of $11.1 million, or 24.5%, from $45.3 million during the nine months ended September 30, 2015. Sales and marketing expenses increased $6.2 million, or 32.1%, to $25.5 million during the nine months ended September 30, 2016, compared to $19.3 million during the nine months ended September 30, 2015. This change was primarily due to higher commissions, which were directly related to our increase in home deliveries, along with greater direct marketing and sales office expenses as a result of our increased neighborhood count. As a percent of revenues from homes delivered, the related commission expense was 4.0% and 3.8% during the nine months ended September 30, 2016 and 2015, respectively. General and administrative expenses increased $4.9 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to (i) additional compensation expense supporting our growing operations and (ii) increases in our incentive-based compensation expense and stock-based compensation expense. During the nine months ended September 30, 2015, our general and administrative expenses included $0.6 million of incremental costs incurred in respect of two separate secondary offerings of the common stock of WCI Communities, Inc. by certain selling stockholders pursuant to a registration rights agreement with no proceeds therefrom to the Company. As a percent of homebuilding revenues, SG&A expenses declined to 14.2% during the nine months ended September 30, 2016 from 15.0% during the nine months ended September 30, 2015.

Merger Expenses

During each of the three and nine months ended September 30, 2016, the Company recorded $7.7 million of merger expenses, including costs for financial advisors, attorneys and certain other related services, in connection with the Mergers. See Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of the Mergers.

Interest Expense

Interest expense is primarily interest incurred on our debt that was not capitalized. Interest expense was $0.2 million during each of the three months ended September 30, 2016 and 2015. The corresponding amounts were $0.8 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively. Interest expense during the nine months ended September 30, 2016 included $0.2 million of write-offs of debt issuance costs during the first quarter of the calendar year. See Note 7 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of our debt arrangements.

Other Income, net

Other income was $0.8 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively. The corresponding amounts were $1.9 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively. Other income during each of the three and nine months ended September 30, 2016 included net recoveries related to various matters, equity earnings or losses in unconsolidated joint ventures, interest income and other miscellaneous items. During the three and nine months ended September 30, 2016, the Company received $0.8 million of net settlement proceeds from the Deepwater Horizon Economic and Property Damages Settlement Program as a result of business disruption and damages suffered by its Real Estate Services segment during the Gulf of Mexico oil spill in 2010 and recognized such settlement amount as other income. Additionally, during the nine months ended September 30, 2016, other income included a gain of $0.5 million resulting from the finalization of a settlement pertaining to a closed-out community.

Other income during each of the three and nine months ended September 30, 2015 included net recoveries and reductions in certain accruals and reserves related to various matters, interest income, gains from sales of prepaid impact fee credits and other miscellaneous items.

Income Taxes

Income tax expense was $5.0 million and $6.3 million during the three months ended September 30, 2016 and 2015, respectively. The corresponding amounts were $14.6 million and $13.4 million during the nine months ended September 30, 2016 and 2015, respectively. After excluding the net loss attributable to noncontrolling interests, which is not tax-effected in the Company’s consolidated financial statements, our effective income tax rates during the three months ended September 30, 2016 and 2015 were 36.5% and 38.2%, respectively. Our effective income tax rates during the nine months ended September 30, 2016 and 2015 were 37.0% and 34.3%, respectively. The effective income tax rates during each of the three and nine months ended September 30, 2016 were lower than the customary blended federal and state income tax rate primarily because of the domestic production activities deduction; however, such deduction had only a nominal effect on the 2015 income tax rates. The effective income tax rate during the nine months ended September 30, 2015 was favorably impacted by the Company’s accounting for certain final regulations published by the U.S. Department of the Treasury and the Internal Revenue Service on March 31, 2015. Among other things, those regulations, which pertain to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provide newly public companies with certain relief from the annual federal income tax deduction limitation for executive compensation. Our cumulative catch-up accounting for the abovementioned regulations resulted in a $1.8 million reduction in our income tax expense during the nine months ended September 30, 2015.

As of September 30, 2016, the Company had deferred tax assets of $85.9 million, net of valuation allowances. Prior to 2016, we experienced ownership changes under Section 382 (“Section 382”) of the Code and, as such, the net operating loss carryforwards underlying our deferred tax assets are subject to certain limitations. For further discussion of certain risks related to the Company’s income taxes, see “Risk Factors—Risks Related to Our Business—Our ability to utilize our net operating loss carryforwards is limited as a result of previous “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and may become further limited if we experience future ownership changes under Section 382 or if we do not generate enough taxable income in the future.” in Item 1A of Part I of the 2015 Form 10-K.

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

We are actively acquiring and developing land in our markets to maintain and grow our supply of home sites. Therefore, we expect that cash outlays for land purchases and land development will exceed our cash generated by operating activities. During the nine months ended September 30, 2016, we generated cash by delivering 906 homes, spent $31.9 million and assumed a note payable and community development district obligations of $8.2 million and $12.3 million, respectively, to purchase 2,282 home sites, invested $63.8 million on land development, started construction of 980 homes and continued construction of a 75-unit luxury high-rise tower in Bonita Springs, Florida. The opportunity to purchase substantially finished home sites in desirable locations is becoming increasingly limited and more competitive. As a result, we are spending, and plan to spend, more on acquisitions of undeveloped land and land development. Additionally, we significantly increased the land that we control through land purchase contracts during 2015 and 2016 and we expect to purchase more undeveloped land and partially finished home sites. We also expect to incur substantial building and development costs through mid 2017 in connection with the construction of our 75-unit luxury high-rise tower in Bonita Springs, Florida, including approximately $20 million to $25 million of such costs during the twelve months ending September 30, 2017. Although we have collected, and will continue to collect, deposits from homebuyers, the aggregate amount thereof will represent only a portion of the total cost for the tower’s construction. Given our balance sheet position at September 30, 2016 and the availability under our revolving credit facilities, we believe that we will have sufficient funds to cover our expected tower construction costs in the foreseeable future.

We exercise various controls, including those related to cash outlays for land acquisitions and development, and we believe that we have a prudent strategy for company-wide cash management. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and vendor payments. Land acquisition decisions, including an evaluation of various financing alternatives, are reviewed and analyzed by our executive management team and are approved by the land committee of our board of directors or our full board of directors in accordance with our corporate governance guidelines based on the size of the investment. As of September 30, 2016, we had $79.0 million of cash and cash equivalents, a $56.3 million decrease from December 31, 2015. Such decrease was primarily due to our continued investment in real estate inventories, partially offset by the cash flow generated from the homes that we delivered during the nine months ended September 30, 2016. The net increase in our real estate inventories of $99.8 million during 2016 was primarily due to land acquisitions, land development and home and tower construction spending within our communities, partially offset by homebuilding cost of sales. We expect to generate cash from sales of our real estate inventories but we intend to redeploy the net cash generated from such sales to: (i) acquire and develop land that represents opportunities to generate desired future margins, including land that is already controlled by us under land purchase contracts; (ii) construct a 75-unit luxury high-rise tower in Bonita Springs, Florida; and (iii) cover other operating needs as they arise.

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

We plan to maintain adequate liquidity and a strong balance sheet and we will continue to evaluate opportunities to access the debt and equity capital markets as they become available. We believe that we can meet our cash requirements for the twelve months ending September 30, 2017 with existing cash and cash equivalents, cash flow from operating activities (including sales of homes and land) and, if necessary, borrowings under our revolving credit facilities. However, to a large extent, our ability to generate cash flow from operating activities is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Additionally, we may use seller-provided financing in certain land acquisitions if it is made available to us on reasonable economic terms and conditions. We can provide no assurances that our business will generate cash flow from operating activities in an amount sufficient to enable us to fund our liquidity needs or that land sellers will offer financing to us. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we incur unforeseen capital expenditures and/or make investments to maintain our competitive position. Accordingly, as necessary, we may seek alternative financing, such as selling additional debt or equity securities or divesting assets or operations. We can provide no assurances that we will be able to consummate any such transactions on favorable terms, if at all. Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business or otherwise require us to forego market opportunities.

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

Merger with Lennar Corporation

As discussed at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, on September 22, 2016, WCI Communities, Inc. (“WCI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lennar Corporation (“Lennar”) pursuant to which Lennar has agreed to acquire, in a series of merger transactions, all of WCI’s outstanding common stock using a combination of cash and Lennar Class A common stock or, at Lennar’s option (subject to certain restrictions), all cash (the “Mergers”). Although we can provide no assurances, the Mergers are expected to close in December 2016 or January 2017. We have agreed to various customary covenants and warranties, including, among other things, agreements (i) to use commercially reasonable efforts to operate our business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Mergers and (ii) not to take certain actions during such period unless agreed to in writing by Lennar (including, among other things, making certain borrowings, redeeming stock or making any dividends, entering into certain material contractual commitments and making certain purchases or dispositions). We do not believe these restrictions will prevent us from meeting our recurring cash requirements for operations, capital expenditures and debt service prior to the closing of the Mergers or the termination of the Merger Agreement. However, whether or not the Mergers are completed, the uncertainty related to the Mergers and the failure to consummate the Mergers could each adversely impact our business, financial condition, results of operations liquidity and the market price of our common stock. See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a termination by us to enter into an alternative acquisition agreement in respect of a superior proposal. If we terminate the Merger Agreement, we may be required to pay Lennar a termination fee of $22.5 million. Additionally, we have already incurred, and we expect to continue to incur, significant costs in connection with the Mergers and the Merger Agreement. As of September 30, 2016, merger-related costs of $7.7 million for financial advisors, attorneys and certain other related services were incurred by the Company but were not yet paid as of such date. We expect to incur approximately $8 million to $10 million of additional merger-related transaction costs.

In connection with the Mergers, WCI and two of its subsidiaries entered into letter agreements with certain of WCI’s executive officers pursuant to which such officers will be eligible to receive retention bonuses in an aggregate amount of approximately $3.5 million, payable by WCI in a lump sum on the first payroll date following the earlier of (i) the 120th day following the closing of the Initial Merger (as such term is defined at Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q) and (ii) the date of termination of employment by WCI, other than for cause, by the applicable executive for good reason or due to death or disability, in each case, subject to continued employment through such date. Additionally, WCI’s chief executive officer will be eligible to receive a transaction bonus of up to approximately $3.2 million, payable in a lump sum on the closing of the Mergers, subject to his continued employment. The letter agreements with the affected WCI executive officers have been filed as Exhibits 10.3 to 10.9, inclusive, to this Quarterly Report on Form 10-Q.

Given our balance sheet position at September 30, 2016 and the availability under our revolving credit facilities, we believe that we will have sufficient funds to cover our expected merger-related costs in the foreseeable future and, if necessary, a potential merger termination fee payable to Lennar.

Revolving Credit Facilities

During February 2016, the Company amended and restated its then-existing senior unsecured revolving credit facility to, among other things, increase the total amount available thereunder and extend the term of the agreement to February 9, 2020. The amended and restated revolving credit facility (the “Unsecured Revolving Credit Facility”) provides for a revolving line of credit of up to $115.0 million, of which up to $75.0 million may be used for letters of credit. The commitment under the Unsecured Revolving Credit Facility is limited by a borrowing base calculation that is based on certain asset values as set forth in the underlying loan agreement. As of November 1, 2016, there were no amounts drawn on the Unsecured Revolving Credit Facility or any limitations on the Company’s borrowing capacity thereunder, thereby leaving the full amount available to us on such date.

During February 2013, WCI Communities, Inc. and WCI Communities, LLC (collectively, the “WCI Parties”) entered into a five-year $10.0 million loan agreement with a bank (as amended, restated, modified or supplemented from time to time in accordance with its terms, the “Secured Revolving Credit Facility”). On June 29, 2016, the Secured Revolving Credit Facility was amended and restated to, among other things: (i) increase the total amount available thereunder to $20.0 million; (ii) eliminate a contractual provision that limited the aggregate amount of letters of credit that could be issued; and (iii) extend the term of the agreement to February 28, 2019. During the remaining term of the Secured Revolving Credit Facility, the WCI Parties may borrow and repay advances up to $20.0 million. The WCI Parties also have the right to issue standby letters of credit up to the full amount available under the Secured Revolving Credit Facility; however, any outstanding letters of credit will correspondingly reduce the amount available to the WCI Parties for borrowing on a revolving basis. As of November 1, 2016, there were no amounts drawn on the Secured Revolving Credit Facility; however, $1.6 million of letters of credit have been issued thereunder on such date, thereby limiting our borrowing capacity to $18.4 million.

For a detailed description of our revolving credit facilities, see Note 7 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Senior Notes Due 2021

As of September 30, 2016, the Company had issued and outstanding $250.0 million in aggregate principal amount of its 6.875% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes bear interest at the rate of 6.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2021 Notes mature on August 15, 2021 at which time the entire $250.0 million of principal is due and payable; however, the indenture governing the 2021 Notes provides us with certain unilateral full and partial redemption options, most of which require us to incur prepayment penalties. As of September 30, 2016, the Company was in compliance with all of the covenants contained in the indenture governing the 2021 Notes. The 2021 Notes are more fully described at Note 8 to the audited consolidated financial statements in the 2015 Form 10-K.

Letters of Credit and Surety Bonds

We use letters of credit and surety bonds (performance and financial) to guarantee our performance under various land development and construction agreements, land purchase obligations, escrow agreements, financial guarantees and other arrangements. As of September 30, 2016, we had $1.6 million of outstanding letters of credit. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. Our performance and financial bonds, which totaled $64.1 million as of September 30, 2016, are typically outstanding over a period of approximately one to five years or longer, depending on, among other things, the pace of development. Our estimated exposure on the outstanding performance and financial bonds as of September 30, 2016 was $45.1 million, primarily based on development remaining to be completed. If banks were to decline to issue letters of credit or surety companies were to decline to issue performance and financial bonds, our ability to operate could be significantly restricted and that circumstance could have an adverse effect on our business, liquidity, financial condition and results of operations. Information about certain important risks that have the potential to affect us is contained under the caption “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Cash Flows

We intend to use our available liquidity, which includes our cash and cash equivalents and, if necessary, borrowings under our revolving credit facilities, for general corporate purposes, including the acquisition and development of land and home and tower construction, and expenses in connection with the Mergers. The table below summarizes our cash flows as reported in our unaudited consolidated statements of cash flows in Item 1 of Part I of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2016	2015

	(in thousands)
Uses of cash and cash equivalents:
Net cash used in operating activities	$(49,598)	$(23,178)
Net cash used in investing activities	(5,760)	(2,100)
Net cash used in financing activities	(961)	(95)

Net decrease in cash and cash equivalents	(56,319)	(25,373)
Cash and cash equivalents at the beginning of the period	135,308	174,756

Cash and cash equivalents at the end of the period	$78,989	$149,383

During the nine months ended September 30, 2016 and 2015, net cash used in operating activities was $49.6 million and $23.2 million, respectively. The $26.4 million increase in net cash used in operating activities during 2016 was primarily due to (i) a $20.5 million net increase in real estate inventories activity and (ii) a net unfavorable change of $7.3 million in other assets and liabilities, including a reduction in customer deposit receipts and higher income tax payments during 2016, partially offset by favorable activity in respect of our restricted cash. Additionally, there was a $1.4 million improvement in net income during the nine months ended September 30, 2016 after giving effect to certain non-cash adjustments. The increase in real estate inventories activity during 2016 was primarily due to year-over-year increased expenditures for land acquisitions ($28.6 million), land development ($3.3 million) and home and tower construction ($59.8 million), partially offset by higher homebuilding cost of sales.

Net cash used in investing activities during the nine months ended September 30, 2016 and 2015 was $5.8 million and $2.1 million, respectively. The 2016 and 2015 amounts included additions to property and equipment aggregating $4.9 million and $2.1 million, respectively. Additionally, the nine months ended September 30, 2016 included (i) a use of cash of $0.6 million attributable to the deconsolidation of a joint venture and (ii) a deposit of $0.3 million for the acquisition of the interests of an unconsolidated joint venture (see Notes 1 and 10, respectively, to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding these matters).

Net cash used in financing activities during the nine months ended September 30, 2016 and 2015 was $1.0 million and $0.1 million, respectively. Payments of debt issuance costs were the Company’s only financing activity during 2016. Net cash used in financing activities during 2015 primarily consisted of (i) amounts paid to acquire treasury stock to facilitate income tax withholding payments on behalf of certain officers and employees of the Company who had stock-based compensation awards that vested during 2015 and (ii) a distribution to noncontrolling interests in one of the Company’s joint ventures.

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

In the normal course of business, we may enter into contractual arrangements to acquire developed and/or undeveloped land parcels and home sites. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved home sites. These purchase contracts typically require a cash deposit and the purchase of properties under these contracts is generally contingent on the satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also use option contracts with land sellers as a method of acquiring land in staged takedowns to help us manage the financial and market risks associated with land holdings and to reduce the use of funds from our available financing sources. Option contracts generally require a non-refundable deposit for the right to acquire home sites over a specified period of time at pre-determined prices. We generally have the right, at our sole discretion, to terminate our obligations under both purchase and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. As of September 30, 2016, the remaining aggregate purchase price under land purchase contracts, net of deposits and other related payments, was approximately $110.3 million, which controlled approximately 4,700 planned home sites. As of such date, we had made non-refundable deposits aggregating $5.3 million for those contracts. If we were to acquire all of the land that we controlled under our purchase and option contracts as of September 30, 2016, we anticipate that $49.8 million of the remaining net purchase price would be transferred to the sellers during the three months ending December 31, 2016 in the form of cash and a seller-provided note payable approximating $24 million. The amounts projected to be paid in cash for land under purchase and option contracts for the years ending December 31, 2017, 2018 and 2019 are $37.1 million, $8.3 million and $15.1 million, respectively. There can be no assurances that we will acquire any of the land under contract on the terms or within the timeframe anticipated, or at all. For further discussion of certain risks related to the Company’s land acquisitions, see “Risk Factors—Risks Related to Our Business—We may not be successful in our efforts to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.” in Item 1A of Part I of the 2015 Form 10-K.

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

During the nine months ended September 30, 2016, there were no material changes to the contractual obligation and off-balance sheet information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7 of Part II of the 2015 Form 10-K, other than (i) a net increase of $5.5 million in our land purchase contracts, net of deposits and other related payments, to $110.3 million and (ii) significant financial resources that have been committed to the Mergers, including a potential merger termination fee and fees payable to financial advisors and attorneys, as well as retention bonuses and other compensation-related payments that may become payable to certain of our executive officers. See Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion of the Mergers.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include statements regarding expectations about our business, financial condition, results of operations, cash flows, liquidity, income taxes, prospects, growth strategies, the Mergers, potential acquisitions and the industry in which we operate, including housing market trends and fluctuations in mortgage interest rates. These forward-looking statements may be identified by terminology such as, ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘seek,’’ ‘‘predict,’’ ‘‘contemplate,’’ ‘‘continue,’’ ‘‘possible,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘might,’’ ‘‘will,’’ ‘‘could,’’ ‘‘would,’’ ‘‘should,’’ ‘‘forecast,’’ or ‘‘assume’’ or, in each case, the negative of such terms and other variations or comparable terminology. These forward-looking statements include matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to, the following: various risks and uncertainties pertaining to the Mergers; changing local and economic conditions and the cyclical nature of the homebuilding industry; a slowing or reversal of the recovery of the housing market; our geographic concentration in Florida; the seasonal nature of our business; our failure to maintain the current level of gross margin in our Homebuilding operating segment; the impact of competitive conditions in the homebuilding industry, the housing market and real estate brokerage industry; shortages of building materials or price fluctuations in the homebuilding industry; shortages in the availability of suitable land at reasonable prices; any decreases in the market value of our real estate inventories; our failure to develop communities successfully and in a timely manner; our re-entry into the tower business and the related risks associated with tower construction, market conditions and the fluctuation in our quarterly operating results; risks associated with our use of subcontractors and general contractors; the costs of complying with laws and regulations, including environmental laws, that apply to us, and any failure to comply with such laws and regulations; the adoption of “slow growth” or “no growth” initiatives in areas where we operate; substantial increases in mortgage interest rates or the unavailability of mortgage financing; our ability to utilize our net operating loss carryforwards in the future; our failure to successfully identify, complete or integrate acquisitions; risks associated with our participation in partnerships and joint ventures; tax law changes that could make home ownership more expensive or less attractive; natural or environmental disasters; uninsured losses or material losses in excess of our insurance limits; risks associated with acting as a title agent; termination of the franchise agreement between BHH Affiliates, LLC and Watermark Realty, Inc. without a suitable replacement brand name in a timely fashion; risks associated with employing independent real estate agents in our real estate brokerage business; changes in (and compliance with) laws and regulations governing the real estate brokerage business; claims against us with respect to deficiencies in operating funds and reserves, construction defects and other matters by condominium associations, homeowners associations or other third-parties; shortfalls in association revenues leading to increased levels of homeowner association deficit funding by us; our ability to obtain appropriate insurance coverage at reasonable costs; warranty, liability and other claims beyond our expectations; loss of our key employees and management personnel, and the failure to attract and retain suitable replacements; the effects of inflation; an increase in our home order cancellation rate; risks associated with our lack of liquidity in respect of our real estate investments; poor relations with residents of the communities we develop; litigation, defense costs and potentially significant judgments against us; a major health and safety incident at one of our construction sites or Homebuilding operations; information technology failures, data security breaches and other similar adverse events; shortages of, or cost increases in, utilities or natural resources; geopolitical risks and market disruption; risks related to our level of indebtedness, including debt service obligations and the effects of potential default under our debt agreements; our failure to obtain letters of credit and/or surety bonds; our inability to obtain additional financing, on favorable terms, to fund our operations or expand our business; any downgrade of our credit rating by a rating agency; restrictions on our ability to pursue certain opportunities due to the terms of our debt agreements; the influence of certain significant stockholders over our business; volatility in the price of our common stock; risks related to our status as an emerging growth company, as defined in the Jumpstart our Business Startups Act of 2012, and increased resource requirements and costs associated with being a public company; any failure to maintain effective internal control over financial reporting in the future in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002; provisions of the charters adopted by our board of directors or Delaware law that could delay, discourage or prevent a change of control; claims for indemnification by our directors and officers; the effects from a possible sale of a substantial portion of our outstanding shares of common stock into the market at any given time; future securities offerings that could cause fluctuations in the market price of our common stock or dilution to our existing stockholders; our intention not to pay dividends in the foreseeable future; and any unfavorable reports about the Company or our industry that are published by securities analysts.

Other important risk factors that could affect the ultimate outcome of the matters discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q and that could materially adversely affect our business, financial condition, results of operations, cash flows and/or the market price of our common stock in the future are discussed under the caption “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K and elsewhere therein, as well as “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Shareholders, investors and other interested parties should be aware that the risk factors described herein may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, cash flows and/or the market price of our common stock in the future.

We undertake no obligation to publicly update any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Shareholders, investors and other interested parties should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the risks and uncertainties mentioned above, as well as those in the 2015 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2016, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of the 2015 Form 10-K. However, based on certain changes to our revolving credit facilities during such period, a hypothetical 100 basis point increase in interest rates on our variable-rate debt as of September 30, 2016 would have increased our annual interest expense by approximately $1,350,000 (assuming our revolving credit facilities had been fully drawn and no interest was capitalized). The corresponding amount at December 31, 2015 was $850,000. Our revolving credit facilities are discussed at Note 7 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors that we previously disclosed in “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission on February 22, 2016.

Merger with Lennar Corporation

On September 22, 2016, WCI Communities, Inc. (“WCI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lennar Corporation, a Delaware corporation (“Lennar”), Marlin Blue LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Lennar (“LLC Sub”), and Marlin Green Corp., a Delaware corporation and direct, wholly-owned subsidiary of Lennar (“Corporate Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Corporate Sub will be merged with and into WCI (the “Initial Merger”), with WCI surviving the Initial Merger as a direct, wholly-owned subsidiary of Lennar (the “Initial Surviving Entity”), and that immediately thereafter, subject to certain conditions, the Initial Surviving Entity will be merged with and into LLC Sub (the “Subsequent Merger” and, together or in seriatim with the Initial Merger, as appropriate, the “Mergers”), with LLC Sub surviving the Subsequent Merger as a direct, wholly-owned subsidiary of Lennar. Therefore, as a result of the consummation of the Initial Merger, WCI will cease to be a publicly traded company. For detailed information pertaining to the Mergers and the Merger Agreement, see Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In connection with the Mergers and the Merger Agreement, we are subject to certain important risks including, but not limited to, those set forth below.

The announcement and pendency of our agreement to be acquired by Lennar could adversely affect our business, financial condition, results of operations and liquidity.

Uncertainty about the outcome of the Mergers may have a negative impact on our existing and future homebuyers, club members, vendors, employees and others, which could ultimately have materially adverse effects on our business, financial condition, results of operations and liquidity, regardless of whether the Mergers are ever completed. Employee retention, recruitment and motivation may be challenging before the completion of the Mergers, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business and results of operations could be adversely affected. Any concerns and uncertainties about the Mergers could cause our homebuyers, club members, vendors and others to seek to modify, defer or terminate existing business arrangements with us, each of which would have an adverse effect on our business and results of operations.

We have allocated, and expect to continue to allocate, significant management resources towards the completion of the Mergers. Moreover, the preparation for the integration of the two companies will place a significant burden on management and our internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business and results of operations.

The Merger Agreement restricts us from taking certain actions unless agreed to in writing by Lennar (including, among other things, making certain borrowings, redeeming stock or making any dividends, entering into certain material contractual commitments and making certain purchases or dispositions) until the Initial Merger closes or the Merger Agreement terminates. These restrictions may prevent us from taking actions and/or making changes with respect to our company that we may otherwise consider to be advantageous and could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, which may harm our business and results of operations.

The failure to complete the Mergers could adversely affect our business, financial condition, results of operations, liquidity and the market price of our common stock.

Completion of the Mergers is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. Such conditions include, among other things: (i) the approval of our shareholders; (ii) the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement; (iii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications); (iv) compliance with the covenants and agreements in the Merger Agreement in all material respects; and (v) except in the event that the merger consideration is comprised entirely of cash, the effectiveness of certain filings by Lennar with the Securities and Exchange Commission, the New York Stock Exchange’s approval of the shares of Lennar for listing and receipt of an opinion from legal counsel regarding the intended tax treatment of the Mergers. We cannot predict with certainty whether and when any of these conditions will be satisfied. If the Mergers or a similar transaction are not completed, the share price of our common stock may decline because the current market price of our common stock reflects an assumption that a transaction will be completed. Moreover, even a delay in completing the Mergers could cause the combined company not to realize some or all of the synergies that we and Lennar expect to achieve if such transaction is successfully completed within the expected timeframe.

The Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a termination by us to enter into an alternative acquisition agreement in respect of a superior proposal. If we terminate the Merger Agreement, we may be required to pay Lennar a termination fee of $22.5 million. Additionally, we have already incurred, and we expect to continue to incur, significant costs in connection with the Mergers and the Merger Agreement for which we will receive little or no benefit if the closing of the Mergers do not occur. Therefore, failure to complete the Mergers or a similar transaction will adversely affect our business, financial condition, results of operations and liquidity, and any such failure may result in negative publicity and a negative impression of us in the investment community. There can be no assurances that our business and its operations will not be adversely affected, as compared to their condition prior to the announcement of the Mergers, if such transaction or a similar transaction is not consummated.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

               The Merger Agreement contains “no shop” provisions that, subject to certain exceptions, restrict our ability to solicit, initiate, knowingly encourage or otherwise knowingly facilitate competing third-party proposals for the acquisition of our common stock or assets. In addition, before our board of directors withholds, amends, withdraws, qualifies or modifies its recommendation on the Mergers or terminates the Merger Agreement to enter into an alternative acquisition agreement in respect of a superior proposal, Lennar generally has an opportunity to offer to modify the terms of the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, we may be required to pay a termination fee of $22.5 million. The provisions contained in the Merger Agreement could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of WCI from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Mergers, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay because of the added expense of a termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated September 22, 2016, by and among WCI Communities, Inc., Lennar Corporation, Marlin Blue LLC and Marlin Green Corp.	8-K	001-36023	2.1	9/22/16

10.1 #	First Amendment to the WCI Communities, Inc. Amended and Restated 2013 Long Term Incentive Plan					*

10.2 #	First Amendment to the WCI Communities, Inc. Amended and Restated Director 2013 Long Term Incentive Plan					*

10.3 #	Letter Agreement, dated September 22, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Keith E. Bass					*

10.4 #	Letter Agreement, dated September 22, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Russell Devendorf					*

10.5 #	Letter Agreement, dated September 22, 2016, by and between Watermark Realty, Inc., WCI Communities, Inc., WCI Communities, LLC and John B. McGoldrick					*

10.6 #	Letter Agreement, dated September 22, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Paul J. Erhardt					*

10.7 #	Letter Agreement, dated September 22, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Vivien N. Hastings					*

10.8 #	Letter Agreement, dated September 22, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and David T. Ivin					*

10.9 #	Letter Agreement, dated September 22, 2016, by and between WCI Communities Management, LLC, WCI Communities, Inc., WCI Communities, LLC and Jonathan F. Rapaport					*

10.10 #	WCI Communities, Inc. Non-Executive Change in Control Severance Plan					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
(Registrant)

Date: November 1, 2016	By:	/s/ Keith E. Bass
Keith E. Bass
President and Chief Executive Officer

Date: November 1, 2016	By:	/s/ Russell Devendorf
Russell Devendorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2016	By:	/s/ John J. Ferry III
John J. Ferry III
Vice President and Chief Accounting Officer
(Principal Accounting Officer)